Form 10-Q
period 2007-08-31
Theron Resource Group
filed 2008-06-12
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 333-146518

THERON RESOURCE GROUP
(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Number 34, 174 Gulf Road,
Point Roberts, Washington	98281-0034
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 755-9766

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock as of June 10, 2008.

Transitional Small Business Format. Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
August 31, 2007

	August 31, 2007	August 31, 2006	May 31, 2007
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$6,221	$183	$8,054

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	0	0	5,000
Due to related party	13,000	825	3,000
Total current liabilities	13,000	825	8,000

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $.001, 6,900,000 shares issued and
outstanding	6,900	0	6,900
Additional paid-in capital	8,150	0	8,150
Other comprehensive loss	(222)	0	(222)
Deficit accumulated during the exploration stage	(21,607)	(642)	(14,774)
Total stockholders' equity	(6,779)	0	54

Total liabilities and stockholders' equity	$6,221	$183	$8,054

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

						For the period
		Three months		Three months		April 11, 2006
		ended		ended		(date of inception)
		August 31,		August 31,		through
		2007		2006		August 31, 2007

Revenues	$	---	$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		4,242
Professional fees		6,000		---		11,450
Communications expense		---		---		1,189
Office expenses		41		192		2,225
Travel and entertainment		792		---		2,301
Filing fees		---		---		150
Other services		---		---		50

Total expenses		6,833		192		21,607

Net loss		$(6,833)		$(192)		$(21,607)

Basic and diluted loss per common share		(0.001)		N/A		(0.003)

Weighted average number of common shares
used in per share calculations		6,900,000		0		6,900,000

See accompanying notes to financial statements

Theron Resource  Group
(an Exploration  Stage Company)
Statement  of Changes  in Stockholders'  Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid---in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for
cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	50	---	---	50

Currency exchange loss	---	---	---	(222)	---	(222)

Net loss for the period
April 11, 2006 (inception)
to May 31, 2007	---	---	---	---	(14,774)	(14,774)

Balance, May 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54

Contributed services	---	---	---	---	---	---

Currency exchange loss	---	---	---	---	---	---

Net loss for the three months		---	---	---	(6,833)	(6,833)
period ended August 31, 2007

Balance, August 31, 2007	6,900,000	$6,900	$8,150	(222)	(21,607)	(6,779)

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						For the period
						October 19, 2006
		Three months		Three months		(date of inception)
		ended		ended		through
		August 31, 2007		August 31, 2006		August 31, 2007

Cash flows used for operating activities
Net loss		$(6,833)		$(192)		$(21,607)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contribued services		0		0		50
Other comprehensive loss		0		0		(222)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses		(5,000)		0		0

Cash flows used for operating activities		(11,833)		(192)		(21,779)

Cash flows from financing activities
Advances from shareholder / related party		10,000		375		13,000
Proceeds from issuance of common stock		0		0		15,000

Cash flows from financing activities		10,000		375		28,000

Increase in cash and cash equivalents		(1,833)		183		6,221

Cash and cash equivalents --- Beginning of period		8,054		0		0

Cash and cash equivalents --- End of period		$6,221		$183		$6,221

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non---cash financing activities
Paid in capital from contributed services		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

Note 1 – Nature of Operations

Theron Resource Group (“the Company”) was incorporated under the laws of the State of Wyoming on April 11, 2006. The Company is a start-up, exploration stage corporation which has an option agreement to acquire through a two-phase exploration program, a property in south-western British Columbia, Canada, consisting of six claim blocks covering 4,380 acres. The Company’s business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold. If gold exists on the claims the Company will determine if it can be economically extracted and profitably processed.

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception) to August 31, 2007.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at August 31, 2007 and for the three months ended August 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $6,833 for the three month period ended August 31, 2007 and a loss of $21,607 for the period from April 11, 2006 (date of inception) through August 31, 2007. In addition, the Company has not generated any revenues, no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to support the Company in operation and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from the public offering, it will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from its officers, directors or others. If the Company requires additional cash and can’t raise it, it will either have to suspend operations until the cash is raised, or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

Mining exploration costs

In accordance with Securities and Exchange Commission Industry Guide 7, the Company charges mineral property acquisition costs and exploration costs to operations as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

On February 21, 2007 the Company optioned one exploration property containing six claim blocks in southwestern British Columbia by entering into an option agreement (Option To Purchase and Royalty Agreement) with the beneficial owner of the claims to acquire the claims by carrying out certain exploration work on the claims. The claim blocks cover approximately 4,380 acres.

The beneficial owner holds the right to the claims which give him or his designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Reclamation costs

The Company is subject to the Canadian Mineral Tenure Act Regulations, the British Columbia Mineral Exploration Code and the Ministry of Energy and Mines of British Columbia. Before commencing the exploration program, a permit must be obtained from the District Inspector, a provincial government agent. Further, the Company is required to reclaim the mining claim after the exploration program is completed, including removing any garbage, fuel drums, cleaning any spills, and filling in any open trenches.

The Health, Safety and Reclamation Code (“the Code”) for mines in British Columbia deals with environmental matters relating to the exploration of mining properties. The Code’s goals are to protect the environment through a series of regulations affecting health, safety, archaeological sites and exploration access. The Company is responsible to provide a safe working environment, not disrupt archaeological sites, and to conduct its activities to prevent unnecessary damage to the property. Upon abandonment of the property, all holes, pits and shafts will be sealed. It is difficult to estimate the full costs of the compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until the Company starts operations. The Company will record a liability for the estimated costs to reclaim the mined land by recording charges to production costs for each unit of gold mined over the life of the mine. The amount to be charged will be based on management’s estimate of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures are charged to operations as incurred.

Use of estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Fair value of financial instruments and derivative financial instruments

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

Income taxes

The Company has adopted SFAS no 109, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the quarter ended August 31, 2007, and for the period April 11, 2006 (date of inception) through August 31, 2007 there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the quarter ended August 31, 2007. As of August 31, 2007, there were no options outstanding.

Business segments

SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

customers. The Company has evaluated the requirements of SFAS No. 131, and has determined that it is not applicable.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception) through August 31, 2007.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No., 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Recently issued accounting pronouncements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements .” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial statements.

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements Nos. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 .” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s financial statements.

Note 4 – Common stock transactions

Activity for the period April 11, 2006 (date of inception) to May 31, 2006

On April 20, 2006 the Company issued 6,000,000 shares of common stock to it’s founder for $6,000.

Activity for the period June 1, 2006 to May 31, 2007

On November 30, 2006, the Company issued 900,000 shares for cash of $9,000.

Activity for the period June 1, 2007 to August 31, 2007

No shares were issued during this period.

Note 5 – Related party transactions

As of August 31, 2007, the amount due to a related party consists of a $13,000 advance from the Company’s officer and director. The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Note 6 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, the Company must incur exploration expenditures on the claims in the minimum amount of $20,000 by August 31, 2008, an additional $40,000 by August 31, 2009. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments.

Upon exercise of the option, the Company is required to pay the owner, commencing August 31, 2010, the sum of $21,500 per annum, as prepayment of the net smelter royalty.

Note 7 – Income taxes

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the year ended May 31, 2007, or for the period April 11, 2006 (date of inception) to August 31, 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period.

Note 8 – Subsequent Events

On October 04, 2007, the Company filed an SB-2 registration statement with the Securities & Exchange Commission whereby the Company is offering a minimum of 1,000,000 and a maximum of 2,000,000 common shares on a best efforts basis at a price of $0.05 per share. In addition, the registration statement is qualifying the resale of up to 1,100,000 previously issued shares whereby certain selling shareholders are offering 1,100,000 shares on a best efforts basis at a price of $0.05 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

General Information

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Theron" mean Theron Resource Group, unless otherwise indicated.

Theron is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development

Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.

Diamond drill

A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Geochemistry

Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide

Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

Foreign Currency and Exchange Rates

Dollar costs of Cavalier’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.00 or CA $1.00 being approximately equal to US $1.00 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2007 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 174 Gulf Road, No. 34, Point Roberts, Washington 98281. Our telephone number is (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On February 21, 2007, we optioned a property containing six mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner of the claims, an arms-length B.C. resident, to acquire the claims by making certain expenditures and carrying out certain exploration work.

Under the terms of the agreement, Livgard granted to Theron the sole and exclusive right to acquire 100 percent of the right, title and interest of Livgard in the claims, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Theron must incur exploration expenditures on the claims of a minimum of $20,000, by August 31, 2008;

2.	Theron must incur exploration expenditures on the claims of a further $40,000, for an aggregate minimum exploration expense of $60,000, by August 31, 2009; and

3.	Upon exercise of the option, Theron is required to pay to Livgard, commencing May 31, 2010, the sum of $25,000 per annum, as prepayment of the net smelter royalty.

If the results of phase I are unfavourable, we will terminate the option agreement and will not be obligated to make any subsequent payments. Similarly, if the results of phase II are unfavourable, we will terminate the option and will not be obligated to make any subsequent payments.

To date we have not performed any work on the claims nor have we spent any money on research and development activities. Information about the claims was presented to Mr. Satchwell for review without any contractual obligations.

The claims are unencumbered and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim Name	Tenure	Recording Date	Expiry Date	Size
	Number			(acres)
George 1	5315747	Sept. 09, 2005	Sept. 09, 2008	418
George 2	531575	Sept. 09, 2005	Sept. 09, 2008	418
George 3	531576	Sept. 09, 2005	Sept. 09, 2008	418
George 4	531550	Sept. 09, 2005	Sept. 09, 2008	314
George 5	531171	Jan. 24, 2006	Jan. 24, 2009	63
George 6	532308	Feb. 19, 2007	Feb. 19, 2009	146

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding, we must begin exploration before September 09, 2008 or pay $17,770 to prevent the claims from reverting to the Crown.

Four of the claim blocks were originally staked by Livgard in 2005, one was recorded in 2006 and one in 2007. He holds the rights to the claims which thereby gives him or his designated agent, the right to mine and recover all of the metals contained within the surface boundaries of the lease continued vertically downward. In the event he were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Theron is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined. We have a specific business plan to complete phase I of our exploration program and a specific timetable and have no intention of entering into a merger or acquisition within the next twelve months.

Our Proposed Exploration Program – Plan of Operation

Overview

Our business plan is to proceed with the initial exploration of the George property to determine if there are commercially exploitable deposits of gold and silver. We plan a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine if gold exists on the claims and if any is found it can be economically extracted and profitably processed. Mr. Egil Livgard, P. Eng., authored the “Technical Report On The George Claims Group”, dated January 29, 2007, in which he recommends a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine if gold exists on the property and if any gold which is found can be economically extracted and profitably processed.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

Livgard has granted an option to Theron to allow us to explore, mine and recover any metals on the claims. If Livgard were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, Livgard would be liable to us for monetary damages for breach of the option agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The option agreement does not specifically reference these risks or the recourse provided. Although we would have recourse against Livgard in the situations described, there is a question as to whether that recourse would have specific value.

Background to Mining in British Columbia

Under B.C. law, if the ownership of the claims were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $17,770 and file other documents since we are a foreign corporation in Canada. We would also be required to form an B.C. corporation which would necessitate a board of directors, a majority of which would have to be residents of Canada, and obtain audited financial statements for that corporation. We have decided that if gold is discovered on the claims and it appears that it might be economical to remove the gold, we will record the deed of ownership, pay the additional tax and file as a foreign corporation or establish a corporate subsidiary in B.C. The decision to record or not record is ours solely.

In Canada, all lands which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ownership rights to Crown lands are vested by the Canadian Constitution (Constitution Act, 1967) in the province where the lands are located. In the case of our claims, that is B.C.

In the 19th century the practice of reserving or separating the minerals from fee simple Crown grants was established. The legislation ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as fee simple owner of crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The claims we have under option are one such acquisition. Accordingly, fee simple title to our claims resides with the Crown. Our optioned claims are a lease issued pursuant to the B.C. Mining Act to Livgard. The lessee has exclusive rights to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward.

The claims were selected for acquisition due to their cost, previously recorded surrounding exploration, development and extraction work and because the claims are not located in an environmentally sensitive region.

Physiography, Location and Access

The property is about 70 kilometers of paved and dirt logging roads south of Merritt B.C. which is located approximately 230 kilometers northwest of Vancouver, B.C. via part of the Trans Canada Highway system and then along Highway 5, one of the main arteries into the interior of the Province.

Regional Geology

The rock types on the claims have been mapped as the Triassic Nicola Group consisting of andesitic flows, tuff, argillite and limestone; all are indicators of the possible presence of gold in the area of the claims. Three mineral showings have located and received minor exploration work consisting of pitting, geology, sampling and a magnetic survey.

A limited stream silt survey was carried out in mid 2006 by Mr. Livgard. The mapping and sampling revealed copper, gold and silver mineralization in altered layered rocks partly in the vicinity of and certainly related to intrusive activity. The mineralization has been classified as skarn deposition that can occur as disseminations in altered rock or as massive replacement of limestone.

The headwaters of Lawless Creek are the main source of flowing water in the vicinity of the property and its skarn deposits. The creek flows southerly through all the claims and a further 16 kilometers to its confluence with the Tulameen River; over this entire distance the channel is covered with placer claims. The source of the gold has not been located. Skarn copper-gold deposits on the claims or fracture deposits are possible sources of gold.

Previous Work

No previous work has been performed on the property by Theron.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the George claims to determine if there are commercially exploitable deposits of gold and silver. Mr. Egil Livgard, P. Eng., authored the “Technical Report On The George Claims Group”, dated January 29, 2007, in which he recommends a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine if gold exists on our properties and if any gold which is found can be economically extracted and profitably processed.

Mr. Livgard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of B.C. and the Geological Association of Canada. He is a graduate of the University of British Columbia, (B.Sc., 1960). He has practiced his profession as an exploration geologist for more than 46 years.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claims.

We anticipate that phase I of the recommended geological exploration program will cost $20,000 based on the report and is a reflection of local costs for the specified type of work. We had $6,221 in cash reserves as of August 31, 2007 with liabilities of $13,000. Accordingly, we will not be able to proceed with the exploration program without additional financing.

It is our intention to retain the services of Mr. Livgard prior to commencement of work on the claims to complete the first phase of the work program. It is our intention to carry out the work during the summer of 2008, predicated on completion of the offering described in our registration statement dated October 04, 2007. this document. We will assess the results of this program upon receipt of Mr. Livgard’s report. The cost estimates for this and other phases of the work program are based on Mr. Livgard’s recommendations and reflect local costs for this type of work.

Phase I Exploration Program

Phase 1 will begin by establishing a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We will then relate previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations will be tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold and silver. We will then compare the relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. These surveys will require up to three weeks for the base work and an additional three to four months for analysis, evaluation of the results of the work and the preparation of a report on the work accomplished.

The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geologist will take different measurements of the various physical and geological properties of the rocks and interpret the results in terms of what we are seeking. These methods include magnetic, electrical and seismic measurements. He will then interpret all of the data obtained, plot it on the map we have generated, provide his best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Previously run magnetometer and VLF-EM (very low frequency electromagnetic surveys) will be used as an aid to mapping and structural interpretation and may assist in locating gold and serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold may be present or not. Anomalies will be evaluated closely to help in determining their economic potential.

Phase I may require up to three weeks for the base work and an additional three to four months for analysis, evaluation of the work completed, the preparation of a report and will bear an estimated total cost of $20,000. Costs for phase I are made up of wages, fees, grid materials, transportation, geological and geochemical supplies, assaying, camp equipment and operation costs. It is our intention to carry the work out in 2008, predicated on completion of the offering described in this registration statement. We will assess the results of this program upon receipt of an appropriate engineering or geological report. The cost estimates for this and other phases of the work program are based on local costs for this type of work.

Over the next twelve months we intend to complete the first phase of the exploration plan on our optioned claims. To date we have not performed any work on the claims. If our initial exploration efforts are favourable, we intend to proceed with longer term exploration of the claims.

Our plan of operation for the period through May 31, 2009 is:

Prior to the commencement of phase I of the work program, Theron will maintain its business and will remain compliant with regulatory requirements but will not advance its business plan until the sale of shares contemplated by this registration statement is completed. At that time we will engage our consulting engineer in preparation for the commencement of phase I. If our time estimate proves to be conservative, the following timeline will be advanced accordingly.

Commencing no later than September 09, 2008, phase I of the work program will establish a grid, complete general prospecting and geological mapping of the property as well as provide a report on the work accomplished with specific recommendations for the future at a total cost of $20,000:

Five Days – establishment of a grid across the property with crosslines being set up every 50 metres and intersecting crosslines marked at each 25 metre point.

Four Days – the intersecting crosslines established by the grid will become base reference points at which rock and soil samples will be taken; each of the samples will be analyzed for specific metals and their geological characteristics identified and recorded.

Five Days – the entire property will also be searched for outcroppings, trenches or areas that may indicate further exploration is warranted in a later phase.

Weeks 3 through 12 – the various samples will be sent to a lab for analysis of their chemical makeup.

Weeks 13 through 16 – once all the sample information is available, a professional geologist or engineer will require at least one month to correlate the information and write a report either recommending that further work is warranted on the claims or that the property cannot have any further value added by doing additional exploration in which case he would recommend abandonment of the claims. The cost of the report and his supervision during the physical work on the claims will be approximately $3,400.

February 1, to April 30, 2009 – we expect to have the report on phase I of the exploration program in hand by mid January, 2009 and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are currently estimated at $40,000. If the report advises abandoning the claims as having little or no value, we will terminate the option and cease functioning. Various options will be reviewed as to funding – public financing, private funding, loans or possible joint venture opportunities. Each will have to be evaluated for merit, cost and the most favourable basis for Theron and its shareholders. This process will require from four to eight weeks to complete.

May 01 to July 31, 2009 – if the report is favourable, we will spend this time working on the effort to raising the funds necessary to carry out phase II. This period may carry on into fiscal 2009 -2010 depending on the availability of funds and the methods needed to complete the financing. For example, if a registration statement is required, it may take more than three months to complete the offering.

Phase II will not be carried out until 2009 and will be contingent upon favourable results from phase I and specific recommendations of a professional engineer or geologist based on those results. Favourable results would mean that an engineer, geologist or other recognized professional has stated that there is a strong likelihood of value being added to the claims by completing the next phase of exploration, makes a formal written recommendation that we proceed to the next phase of exploration, a resolution is approved by the Board of Directors indicating such work should proceed and that it is feasible to finance the next phase of the exploration. Phase II will be directed towards trenching selected areas and may require up to three weeks work; costs will be approximately $40,000 comprised of wages, fees, camp, trenching, assays and related. The cost estimate is based on local costs for the specified type of work. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employee will be Jerry R. Satchwell our senior officer and director.

At present, we have no employees, other than Mr. Satchwell; he does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Egil Livgard as our geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our initial public offering.

Offices

Our offices are located at 174 Gulf Road, No. 34, Point Roberts, Washington 98281. Currently, these facilities are provided to us by Jerry R. Satchwell, a director and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Theron at cost on a quarterly basis.

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and would either have to temporarily suspend operations until sufficient capital can be secure or cease operations entirely.

Following the completion of our SB-2 registration statement offering, we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise the additional funds required, we would be unable to see the claim evolve into an operating mine and would have to cease operations.

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three months ended August 31, 2007, and April 11, 2006 (inception) through August 31, 2007 are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006 to August 31, 2007 was $15,000 as a result of proceeds received from sales of our common stock while $13,000 has been advanced without terms of repayment by a director and officer.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2007. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2007 was $0 and $0 for the same quarter in the previous fiscal year.

COMMON STOCK –Net cash provided by financing activities during the quarter ended August 31, 2007 was $0 and $15,000 received for the period from inception on April 11, 2006 through to and including

August 31, 2007. $0 was received for the similar period in the previous fiscal year. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

SUMMARY – Total expenses were $6,833 in the quarter ended August 31, 2007 and $192 for the quarter ended August 31, 2006. A total of $21,607 in expenses has been incurred since inception on April 11, 2006 through August 31, 2007. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended August 31, 2007 and $0 was incurred in the same quarter last year. $50 was incurred in the period from inception on April 11, 2006 to August 31, 2007. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Theron incurred $6,000 in professional fees for the quarter ended on August 31, 2007 and $0 for the similar period in the previous fiscal year. From inception to April 11, 2006, we have incurred a total of $11,450 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter ended August 31, 2007 or the quarter ended August 31, 2006 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $41 in office costs were incurred in the most recent quarter which ended on August 31, 2007 and $192 was incurred in the quarter ended August 31, 2006. For the period April 11, 2006 (inception) through August 31, 2007 a total of $2,225 has been spent on office related expenses.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $792 in travel, entertainment and meal costs were incurred in the most recent quarter which ended on August 31, 2007 while $0 was incurred in the similar quarter last year. For the period April 11, 2006 (inception) through August 31, 2007 a total of $2,301 has been spent on travel entertainment and meal expenses.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the most recent quarter which ended on August 31, 2007 or for the quarter ended August 31, 2006. For the period April 11, 2006 (inception) through August 31, 2007 a total of $1,189 has been spent on communication costs related to establishing our business.

FILING FEES: No filing fees were incurred in the current quarter under review or for the similar period in the previous fiscal year. For the period April 11, 2006 (inception) through August 31, 2007, Theron has spent a total of $150 on filing and related fees.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarter under review or the similar quarter last year. For the period April 11, 2006 (inception) through August 31, 2007, Theron has spent a total of $4,242 on mineral property acquisition expenses.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 in other costs were incurred in the current quarter under review. For the period April 11, 2006 (inception) through August 31, 2007, Theron has spent a total of $50 on other or miscellaneous expenses or services

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on August 31, 2007, $11,833 in net cash was used. A total of $21,779 in net cash has been used for the period from Inception on April 11, 2006 to August 31, 2007.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2007 or from the date of inception.

During the current quarter under review, Theron did not sell any shares of its common stock. As of the date of this report Theron has 6,900,000 common shares issued and outstanding.

Theron continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Theron does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Theron believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2008 with available cash on hand and the proceeds of our SB-2 offering which is expected to raise between $50,000 and $100,000. As of August 31, 2007, we had a deficit of $6,779 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2008 we will concentrate our efforts on completing our initial public offering as described in the SB-2 registration statement dated October 4, 2007 and then commencing the phase I work program on our optioned mineral property. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period.

If it turns out that we have not raised enough money to complete our secondary exploration program through phase II, we will try to raise the funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2007 – 2008. Management projects that we may require a total of $100,000 to $150,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	20,000
Phase II exploration program	40,000
Working Capital	45,000
Total	$140,000

As at August 31, 2007, we had a working capital deficit of $6,779. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to August 31, 2007 was $28,000 as a result of gross proceeds received from sales of our common stock of $15,000 (less offering costs) and a $13,000 advance from our officer and director. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation S / 504D offering in November, 2006 for cash consideration of $9,000 to a total of 4 placees.

As of August 31, 2007, our total assets which consist entirely of cash and prepaid expenses amounted to $6,221 and our total liabilities were $13,000. Working capital stood at negative $6,779.

For the quarter ended August 31, 2007, the net loss was $6,833 ($0.001 per share). The loss per share was based on a weighted average of 6,900,000 common shares outstanding. The net loss from Inception to August 31, 2007 is $21,607.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2007. Inflation is moderately higher than it was during 2006 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

A. Disclosure

Our principal executive and financial officer has, as of the date of this report, evaluated the effectiveness of our disclosure controls and procedures and has concluded that our procedures and controls are effective. There have been no changes in the our internal controls or in other factors that could affect these controls, including any corrective actions with regard to deficiencies and material weaknesses.

B. Internal Control over Financial Reporting

Our certifying officers (principal executive and financial officer)are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Our Chief Executive Officer and Chief Financial Officer have:

a)

designed a framework to evaluate the effectiveness of our internal control over our financial reporting as required by paragraph (c) of Rule 13a-15 or Rule 15d-15 through the use of ongoing review and checks and balances for all transactions and decisions; we have designed disclosure controls and procedures to ensure that material information relating to our affairs, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

There have been no changes in the our internal controls or in other factors that could affect these controls including any corrective actions with regard to deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Theron had 6,900,000 shares of common stock issued and outstanding as of August 31, 2007 and as of June 10, 2008. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Rule 903 of Regulation S or Rule 504D of regulation D or Section 4(2) of the Securities Act, as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006 to August 31, 2007 was $28,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$ 4,242
Professional Fees	11,450
Communications Expenses	1,189
Office Expenses	2,225
Travel, Entertainment and Meals	2,301
Other Costs and Services	150
Total Use of Proceeds to August 31, 2007	$21,557

Common Stock

During the three month period ended August 31, 2007, no shares of common stock were issued. As of August 31, 2007 and June 10, 2008 there were 6,900,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending August 31, 2007.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2007: NONE

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Theron Resource Group
(Registrant)

Date: June 10, 2008

BY:/s/ “Jerry R. Satchwell

Jerry R. Satchwell, President, Chief Executive Officer, Principal Executive Officer,
Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors