Form 10-Q
period 2007-11-30
Theron Resource Group
filed 2008-06-12
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock as of June 11, 2008.

Transitional Small Business Format. Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
November 30, 2007

	November 30, 2007	November 30, 2006	May 31, 2007
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$4,759	$149	$8,054

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	0	0	5,000
Due to related party	13,000	825	3,000
Total current liabilities	13,000	825	8,000

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $.001, 6,900,000 shares issued and
outstanding	6,900	0	6,900
Additional paid-in capital	8,150	0	8,150
Other comprehensive loss	(222)	0	(222)
Deficit accumulated during the exploration stage	(23,069)	(676)	(14,774)
Total stockholders' equity	(8,241)	(676)	54

Total liabilities and stockholders' equity	$4,759	$149	$8,054

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

										For the period
		Three months		Three months		Six months		Six months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		November 30,		November 30,		November 30,		November 30,		through
		2007		2006		2007		2006		November 30, 2007

Revenues	$	---	$	---	$	---	$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		---		---		4,242
Professional fees		---		---		6,000		---		11,450
Communications expense		---		---		---		---		1,189
Office expenses		63		34		104		226		2,288
Travel and entertainment		---		---		792		---		2,301
Filing fees		1399		---		1,399		---		1,549
Other services		---		---		---		---		50

Total expenses		1,462		34		8,295		226		23,069

Net loss		$(1,462)		$(34)		$(8,295)		$(226)		$(23,069)

Basic and diluted loss per common share		(0.000)		N/A		(0.001)		N/A		(0.003)

Weighted average number of common shares
used in per share calculations		6,900,000		0		6,900,000		0		6,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity
Common shares issued for
cash	6,900,000	6,900	8,100	---	---	15,000
Contributed services	---	---	50	---	---	50
Currency exchange loss	---	---	---	(222)	---	(222)
Net loss for the period
April 11, 2006 (inception)
to May 31, 2007	---	---	---	---	(14,774)	(14,774)
Balance, May 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Contributed services	---	---	---	---	---	---
Currency exchange loss	---	---	---	---	---	---
Net loss for the six months	---	---	---	---	(8,295)	(8,295)
period ended November 30, 2007
Balance, November 30, 2007	6,900,000	$6,900	$8,150	(222)	(23,069)	(8,240)

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						For the period
						October 19, 2006
		Six months		Six months		(date of inception)
		ended		ended		through
		November 30, 2007		November 30, 2006		November 30, 2007

Cash flows used for operating activities
Net loss		$(8,295)		$(226)		$(23,069)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contribued services		0		0		50
Other comprehensive loss		0		0		(222)
Changes in operating assets and liabilities
Increase in accrued expenses		(5,000)		0		0

Cash flows used for operating activities		(13,295)		(226)		(23,241)

Cash flows from financing activities
Advances from shareholder / related party		10,000		0		13,000
Proceeds from issuance of common stock		0		0		15,000

Cash flows from financing activities		10,000		0		28,000

Increase in cash and cash equivalents		(3,295)		(226)		4,759

Cash and cash equivalents - Beginning of period		8,054		0		0

Cash and cash equivalents - End of period		$4,759		$(226)		$4,759

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception) to November 30, 2007.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at November 30, 2007 and for the six months ended November 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $8,295 for the six month period ended November 30, 2007 and a loss of $23,068 for the period from April 11, 2006 (date of inception) through November 30, 2007. In addition, the Company has not generated any revenues, no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
NOVEMBER 30, 2007

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the six month period ended November 30, 2006, and for the period April 11, 2006 (date of inception) through November 30, 2007 there were no potential dilutive securities.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the quarter ended November 30, 2007. As of November 30, 2007, there were no options outstanding.

Business segments

SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company has evaluated the requirements of SFAS No. 131, and has determined that it is not applicable.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception) through November 30, 2007.

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

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

Activity for the period June 1, 2006 to May 31, 2007
On November 30, 2006, the Company issued 900,000 shares for cash of $9,000.

Activity for the period June 1, 2007 to November 30, 2007
No shares were issued during this period.

Note 5 – Related party transactions

As of November 30, 2007, the amount due to a related party consists of a $13,000 advance from the Company’s officer and director. The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

Note 7 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the year ended May 31, 2007, or for the period April 11, 2006 (date of inception) to November 30, 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2007 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

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

On February 21, 2007, we optioned a property containing six mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner of the claims, an arms-length B.C. resident, to acquire the claims by making certain expenditures and carrying out certain exploration work in accordance with the terms of the agreement, as follows:

1.	Theron must incur exploration expenditures on the claims of a minimum of $20,000, by November 30, 2008;

2.	Theron must incur exploration expenditures on the claims of a further $40,000, for an aggregate minimum exploration expense of $60,000, by November 30, 2009; and
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

Livgard holds the rights to the claims which thereby gives him or his designated agent, the right to mine and recover all of the metals contained within the surface boundaries of the lease continued vertically downward. In the event he were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

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

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the George claims to determine if there are commercially exploitable deposits of gold and silver Mr. Egil Livgard, P. Eng., authored the “Technical Report On The George Claims Group”, dated January 29, 2007, in which he recommends a two-phase exploration program to properly evaluate the potential of the claims. Mr. Livgard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of B.C. and the Geological Association of Canada. He is a graduate of the University of British Columbia, (B.Sc., 1960). He has practiced his profession as an exploration geologist for more than 46 years.

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

May 01 to July 31, 2009 – if the report is favourable, we will spend this time working on the effort to raising the funds necessary to carry out phase II. This period may carry on into fiscal 2009 -

2010 depending on the availability of funds and the methods needed to complete the financing. For example, if a registration statement is required, it may take more than three months to complete the offering.

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three months ended November 30, 2007, and April 11, 2006 (inception) through November 30, 2007 are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006 to November 30, 2007 was $28,000 – 15,000 as a result of proceeds received from sales of our common stock while $13,000 has been advanced without terms of repayment by a director and officer.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2007. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter and six months ended November 30, 2007 was $0 and $0 for the same quarter and period in the previous fiscal year.

COMMON STOCK –Net cash provided by financing activities during the quarter ended November 30, 2007 was $0 and $15,000 received for the period from inception on April 11, 2006 through to and including November 30, 2007. $0 was received for the similar quarter and six month period in the previous fiscal year. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the six months ended November 30, 2007	For the six months ended November 30, 2006	April 11, 2006 (Inception) thru November 30, 2007
Acquisition of mineral property interest	---	---	4,242
Professional fees	6,000	---	11,450
Communications expense	---	---	1,189
Office expenses	104	226	2,288
Travel and entertainment	792	---	2,301
Filing fees	1,399		1,549
Other services	---	---	50
TOTAL	$8,295	$226	$23,069

SUMMARY – Total expenses for the quarter ended November 30, 2007 were $1,462 as compared to $34 in the similar period in 2006. Total expenses were $8,295 for the six months ended November 30, 2007 and $226 for the six months ended November 30, 2006. A total of $23,069 in expenses has been incurred since inception on April 11, 2006 through November 30, 2007. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed administrative costs) were incurred for the quarter and six months ended November 30, 2007 and $0 was incurred in the same periods last year. $50 was incurred in the period from inception on April 11, 2006 to November 30, 2007. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: No professional fees were incurred for the quarter ended November 30, 2007 and no such costs were incurred in the similar period in 2006. Theron incurred $6,000 in professional fees for the six months ended on November 30, 2007 and $0 for the similar period in the previous fiscal year. From inception to April 11, 2006, we have incurred a total of $11,450 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter or six month periods ended November 30, 2007 or the similar periods ended November 30, 2006 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $63 in office expenses were incurred for the quarter ended November 30, 2007 as compared to $226 expended in the similar period in 2006. $104 in office costs were incurred in the most recent six month period which ended on November 30, 2007 and $226 was incurred in the similar period last year. For the period April 11, 2006 (inception) through November 30, 2007 a total of $2,288 has been spent on office related expenses.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: No travel or entertainment costs were incurred for the quarter ended November 30, 2007 or for the similar period in 2006. $792 in travel, entertainment and meal costs were incurred in the most recent six month period ended on November 30, 2007 while $0 was incurred in the similar period last year. For the period April 11, 2006 (inception) through November 30, 2007 a total of $2,301 has been spent on travel entertainment and meal expenses.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the most recent three and six month periods which ended on November 30, 2007 or for the three or six months ended November 30, 2006. For the period April 11, 2006 (inception) through November 30, 2007 a total of $1,189 has been spent on communication costs related to establishing our business.

FILING FEES: $1,399 in filing fee costs were incurred in the current quarter under review while $0 was incurred for the similar period in the previous fiscal year. $1,399 in travel, entertainment and meal costs were incurred in the most recent six month period ended on November 30, 2007 while $0 was incurred in the similar period last year. For the period April 11, 2006 (inception) through November 30, 2007, Theron has spent a total of $1,549 on filing and related fees.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current three or six month periods under review or during the similar period last year. For the period April 11, 2006 (inception) through November 30, 2007, Theron has spent a total of $4,242 on mineral property acquisition expenses.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 in other costs were incurred in the current three or six month periods under review and none were incurred in the similar period last year. For the period April 11, 2006 (inception) through November 30, 2007, Theron has spent a total of $0 on other or miscellaneous expenses or services

NET CASH USED IN OPERATING ACTIVITIES: For the six month period ended on November 30, 2007, $13,295 in net cash was used as compared to $226 for the same period ended November 30, 2006. A total of $23,241 in net cash has been used from Inception on April 11, 2006 to November 30, 2007.

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

Plan of Operation

Theron believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2008 with available cash on hand and the proceeds of our SB-2 offering which is expected to raise between $50,000 and $100,000. As of November 30, 2007, we had a deficit of $8,241 in unallocated working capital.

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

As at November 30, 2007, we had a working capital deficit of $8,241. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to November 30, 2007 was $28,000 as a result of gross proceeds received from sales of our common stock of $15,000 (less offering costs) and a $13,000 advance from our officer and director. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation S / 504D offering in November, 2006 for cash consideration of $9,000 to a total of 4 placees.

As of November 30, 2007, our total assets which consist entirely of cash and prepaid expenses amounted to $4,759 and our total liabilities were $13,000. Working capital stood at negative $8,241.

For the six moths ended November 30, 2007, the net loss was $8,295 ($0.001 per share). The loss per share was based on a weighted average of 6,900,000 common shares outstanding. The net loss from Inception to November 30, 2007 is $23,069.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2007. Inflation is moderately higher than it was during 2006 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Theron had 6,900,000 shares of common stock issued and outstanding as of November 30, 2007 and as of June 11, 2008. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006 to November 30, 2007 was $28,000 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Professional Fees	$11,450
Communications Expenses	1,189
Office Expenses	2,288
Travel, Entertainment and Meals	2,301
Acquisition of Mineral property Interest	4,242
Other Costs and Services	1,549

Total Use of Proceeds to November 30, 2006	23,019

Common Stock

During the three month period ended November 30, 2007, no shares of common stock were issued. As of November 30, 2007 and June 11, 2008 there were 6,900,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending November 30, 2007.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2007: NONE

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

Date: June 11, 2008

BY: /s/ Jerry R. Satchwell

Jerry R. Satchwell, President, Chief Executive Officer, Principal Executive Officer,
Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors