Form 10-Q
period 2008-02-29
Theron Resource Group
filed 2008-06-12
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 29, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the
Exchange Act) Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock as of June 11, 2008.

Transitional Small Business Format. Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
February 29, 2008

	February 29, 2008	February 28, 2007	May 31, 2007
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents and prepaid expenses	$3,538	$9,116	$8,054
Prepaid expenses	1,000	0	0
Total current assets	4,538	9,116	8,054

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	2,000	0	5,000
Due to related party	13,000	3,825	3,000
Total current liabilities	15,000	3,825	8,000

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $.001,
6,900,000 shares issued and outstanding	6,900	6,000	6,900
Additional paid-in capital	8,150	0	8,150
Other comprehensive loss	-222	0	(222)
Deficit accumulated during the exploration stage	(25,290)	(709)	(14,774)
Total stockholders' equity	(10,462)	5,291	54

Total liabilities and stockholders' equity	$4,538	$9,116	$8,054

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

										For the period
										April 11, 2006
		Three Months Ended				Nine Months Ended				(date of inception)
		February 29,		February 28,		February 29,		February 28,		through
		2008		2007		2008		2007		February 29, 2008

Revenues	$	---	$	---	$	---	$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		---		---		4,242
Professional fees		2,035		---		8,035		---		13,486
Communications expense		---		---		---		---		1,189
Office expenses		35		33		140		259		2,323
Travel and entertainment		---		---		792		---		2,301
Filing fees		150		---		1,549		---		1,699
Other services		---		---		---		---		50

Total expenses		2,220		33		10,516		259		25,290

Net loss		$(2,220)		$(33)		$(10,516)		$(259)		$(25,290)

Basic and diluted loss per common share		(0.000)		N/A		(0.002)		(0.000)		(0.004)

Weighted average number of common shares
used in per share calculations		6,900,000		N/A		6,900,000		2,000,000		6,900,000

See accompanying notes to financial statements

Theron  Resource  Group
(an Exploration  Stage Company)
Statement  of Changes  in Stockholders'  Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for
cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	50	---	---	50

Currency exchange loss	---	---	---	(222)	---	(222)

Net loss for the period
October 19, 2006 (inception)
to May 31, 2007	---	---	---	---	(14,774)	(14,774)

Balance, May 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54

Contributed services	---	---	---	---	---	---

Net loss for the nine months	---	---	---	---	(10,516)	(10,516)
period ended February 28, 2007

Balance, February 28, 2008	6,900,000	$6,900	$8,150	(222)	(25,290)	(10,462)

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						For the period
						April 11, 2006
						(date of inception)
		Nine Months Ended				through
		February 29, 2008		February 28, 2007		February 28, 2008

Cash flows used for operating activities
Net loss		$(10,516)		$(259)		$(25,290)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contribued services		0		0		50
Other comprehensive loss		0		0		(222)
Changes in operating assets and liabilities
Increase in prepaid expenses		(1,000)				(1,000)
Decrease in accrued expenses		(3,000)		0		2,000

Cash flows used for operating activities		(14,516)		(259)		(24,462)

Cash flows from financing activities
Advances from shareholder / related party		10,000		0		13,000
Proceeds from issuance of common stock		0		0		15,000

Cash flows from financing activities		10,000		9,000		28,000

Increase in cash and cash equivalents		(4,516)		8,741		3,538

Cash and cash equivalents - Beginning of period		8,054		0		0

Cash and cash equivalents - End of period		$3,538		$8,741		$3,538

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

Note 1 – Nature of Operations

Theron Resource Group (“the Company”) was incorporated under the laws of the State of Wyoming on April 11, 2006. The Company is a start-up, exploration stage corporation which has an option agreement to acquire through a two-phase exploration program, a property in south-western British Columbia, Canada, consisting of nine claim blocks covering 4,380 acres. The Company’s business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold. If gold exists on the claims the Company will determine if it can be economically extracted and profitably processed.

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception) to February 29, 2008.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at February 29, 2008 and for the nine months ended February 29, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $10,516 for the nine month period ended February 29, 2008 and a loss of $25,290 for the period from April 11, 2006 (date of inception) through February 29, 2008. In addition, the Company has not generated any revenues, no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
FEBRUARY 29, 2008

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

On February 21, 2007 the Company optioned one exploration property containing nine claim blocks in southwestern British Columbia by entering into an option agreement (Option To Purchase and Royalty Agreement) with the beneficial owner of the claims to acquire the claims by carrying out certain exploration work on the claims. The claim blocks cover approximately 4,380 acres.

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
FEBRUARY 29, 2008

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the nine month period ended February 29, 2008 and for the period April 11, 2006 (date of inception) through February 29, 2008 there were no potential dilutive securities.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the quarter ended February 29, 2008. As of February 29, 2008, there were no options outstanding.

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception) through February 29, 2008.

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

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements Nos. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

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
FEBRUARY 29, 2008

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

Activity for the period June 1, 2006 to May 31, 2007
                 On November 30, 2006, the Company issued 900,000 shares for cash of $9,000.

Activity for the period June 1, 2007 to February 29, 2008
                No shares were issued during this period.

Note 5 – Related party transactions

As of February 29, 2008, the amount due to a related party consists of a $13,000 advance from the Company’s officer and director. The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

Note 7 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the year ended May 31, 2007, or for the period April 11, 2006 (date of inception) to February 29, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 29, 2008 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

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

Previously run magnetometer and VLF-EM (very low frequency electromagnetic) surveys will be used as an aid to mapping and structural interpretation and may assist in locating gold and serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold may be present or not. Anomalies will be closely evaluated to help in determining the economic potential, if any, of the project.

Phase I may require up to three weeks for the base work and an additional three to four months for analysis, evaluation of the work completed and the preparation of a report and will bear an estimated total cost of $20,000. Costs for phase I are made up of wages, fees, grid materials, transportation, geological and geochemical supplies, assaying, camp equipment and operation costs. It is our intention to carry the work out in 2008, predicated on completion of the offering described in this registration statement. We will assess the results of this program upon receipt of an appropriate engineering or geological report.

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three and nine months ended February 29, 2008, and April 11, 2006 (inception) through February 29, 2008 are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006 to February 29, 2008 was $28,000 - $15,000 as a result of proceeds received from sales of our common stock while $13,000 has been advanced without terms of repayment by a director and officer.

The Corporation did not generate any revenues from operations for the nine month period ended February 29, 2008. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter and nine months ended February 29, 2008 was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by financing activities during the quarter ended February 29, 2008 was $0 and $15,000 received for the period from inception on April 11, 2006 through to and including February 29, 2008. $0 was received for the similar nine month period in the previous fiscal year. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

Expense Item	For the nine months ended February 29, 2008	For the nine months ended November 30, 2006	April 11, 2006 (Inception) thru February 29, 2008
Acquisition of mineral property interest	$ ---	$ ---	$ 4,242
Professional fees	8,035	---	13,485
Communications expense	---	---	1,189
Office expenses	140	259	2,324
Travel and entertainment	792	---	2,301
Filing fees	1,549		1,699
Other services	---	---	50
TOTAL	$10,516	$ 259	$25,290

SUMMARY – Total expenses for the quarter ended February 29, 2008 amounted to $2,220 while $33 was spent in the similar period ended February 28, 2007. Total expenses were $10,516 for the nine months ended February 29, 2008 and $259 for the nine months ended November 30, 2006. A total of $25,290 in expenses has been incurred since inception on April 11, 2006 through February 29, 2008. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: No contributed expenses were incurred for the quarter ended February 29, 2008 while $0 was incurred in the similar period ended February 28, 2007. $0 in contributed expenses (for contributed administrative costs) were incurred for the nine months ended February 29, 2008 and $0 was incurred in the same period last year. $50 was incurred in the period from inception on April 11, 2006 to February 29, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: $2,035 in professional fees were incurred for the quarter ended February 29, 2008 while $0 was spent in the similar period ended February 28, 2007. Theron incurred $8,035 in professional fees for the nine months ended on February 29, 2008 and $0 for the similar period in the previous fiscal year. From inception to April 11, 2006, we have incurred a total of $13,486 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the three or nine month periods ended February 29, 2008 or the similar periods ended November 30, 2006 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $35 were expended on the office for the quarter ended February 29, 2008 while $33 was spent in the similar period ended February 28, 2007. $140 in office costs were incurred in the most recent nine month period which ended on February 29, 2008 and $259 was incurred in the similar period last year. For the period April 11, 2006 (inception) through February 29, 2008 a total of $2,323 has been spent on office related expenses.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: No travel, entertainment or meal expenses were incurred for the quarter or nine months ended February 29, 2008. $792 in travel, entertainment and meal costs were incurred in the most recent nine month period ended on February 29, 2008 while $0 was incurred in the similar period last year. For the period April 11, 2006 (inception) through February 29, 2008 a total of $2,301 has been spent on travel entertainment and meal expenses.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the most recent three and nine month periods which ended on February 29, 2008 or for the similar periods ended November 30, 2006. For the period April 11, 2006 (inception) through February 29, 2008 a total of $1,189 has been spent on communication costs related to establishing our business.

FILING FEES: $150 in filing fees was incurred for the quarter ended February 29, 2008 and $33 was spent in the similar period ended February 28, 2007. $1,549 in filing fee costs were incurred in the nine month period under review while $0 was incurred for the similar period in the previous fiscal year. For the period April 11, 2006 (inception) through February 29, 2008, Theron has spent a total of $1,699 on filing and related fees.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current periods under review or the similar periods last year. For the period April 11, 2006 (inception) through February 29, 2008, Theron has spent a total of $4,242 on mineral property acquisition expenses.

OTHER GENERAL AND ADMINISTRATIVE COSTS: No ‘other’ costs have been expensed for the quarter ended February 29, 2008 or for the similar period ended February 28, 2007. $0 in other costs were incurred in the current nine month period under review and none were incurred in the similar period last year. For the period April 11, 2006 (inception) through February 29, 2008, Theron has spent a total of $50 on other or miscellaneous expenses or services

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period ended on February 29, 2008, $14,516 in net cash was used. A total of $24,462 in net cash has been used for the period from Inception on April 11, 2006 to February 29, 2008.

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

Plan of Operation

Theron believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2008 with available cash on hand and the proceeds of our SB-2 offering which is expected to raise between $50,000 and $100,000. As of February 29, 2008, we had a deficit of $10,462 in unallocated working capital.

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

As at February 29, 2008, we had a working capital deficit of $10,462. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on February 29, 2008, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to February 29, 2008 was $28,000 as a result of gross proceeds received from sales of our common stock of $15,000 (less offering costs) and a $13,000 advance from our officer and director. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation S / 504D offering in November, 2006 for cash consideration of $9,000 to a total of 4 placees.

As of February 29, 2008, our total assets which consist entirely of cash and prepaid expenses amounted to $4,538 and our total liabilities were $13,000. Working capital stood at negative $10,462.

For the nine months ended February 29, 2008, the net loss was $10,516 ($0.002 per share). The loss per share was based on a weighted average of 6,900,000 common shares outstanding. The net loss from Inception to February 29, 2008 is $25,290.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 29, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Theron had 6,900,000 shares of common stock issued and outstanding as of February 29, 2008 and as of June 11, 2008. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006 to February 29, 2008 was $28,000 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$ 4,242
Professional Fees	13,486
Communications Expenses	1,189
Office Expenses	2,323
Travel, Entertainment and Meals	2,301
Filing Fees	1,699
Other Costs and Services	0
Total Use of Proceeds to February 29, 2008	$25,240

Common Stock

During the three month period ended February 29, 2008, no shares of common stock were issued. As of February 29, 2008 and June 11, 2008 there were 6,900,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending February 29, 2008.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 29, 2008: NONE

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

BY: /s/ “Jerry R. Satchwell

Jerry R. Satchwell, President, Chief Executive Officer, Principal Executive Officer,
                               Secretary, Treasurer, Chief Financial Officer, Principal Financial
                               Officer and a Member of the Board of Directors