Form 10-Q/A
period 2008-02-29
Theron Resource Group
filed 2008-07-07
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

This Form 10-Q is amended to include a statement at the bottom of this page that the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). This quarterly report on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the quarter ended February 29, 2008 which was filed with the SEC on April 18, 2008. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains complete text of the original Form 10-Q, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The amendment contained herein adds the statement that we are a shell company (as defined in Rule 12b-2 of the Act) on the cover page of this Form 10-Q by inserting such a statement. We have not updated the information contained herein for events occurring subsequent to April 18, 2008, the filing date of the original Form 10-Q.

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

Number 34, 1594 Gulf Road,
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ X ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock as of July 7, 2008.

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

Item 2. Changes in Securities

Theron had 6,900,000 shares of common stock issued and outstanding as of February 29, 2008 and as of July 7, 2008. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Common Stock

During the three month period ended February 29, 2008, no shares of common stock were issued. As of February 29, 2008 and July 7, 2008 there were 6,900,000 shares issued and outstanding.

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

Date: July 7, 2008

BY: /s/ “Jerry R. Satchwell

Jerry R. Satchwell, President, Chief Executive Officer, Principal Executive Officer,
                               Secretary, Treasurer, Chief Financial Officer, Principal Financial
                               Officer and a Member of the Board of Directors