Form 10-Q
period 2008-08-31
Theron Resource Group
filed 2008-10-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to ______

Commission file number: 333-146518

THERON RESOURCE GROUP
(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Number 34, 1596 Gulf Road,
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ x ]	Smaller reporting company [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
6,900,000 shares of Common Stock as of October 10, 2008.

Transitional Small Business Format. Yes [  ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
August 31, 2008

	August 31, 2008	August 31, 2007	May 31, 2008
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$4,904	$6,221	$42,694
Prepaid expenses	591	0	595

Total Assets	5,495	6,221	43,289

Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable and accrued liabilities	4,575	0	6,900
Due to related party	0	13,000	13,000
Contingent Liability	46,250	0	41,500

Total current liabilities	50,825	13,000	61,400

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $.001, 6,900,000 shares issued and
outstanding	6,900	6,900	6,900
Additional paid-in capital	8,150	8,150	8,150
Other comprehensive loss	(222)	(222)	(222)
Deficit accumulated during the exploration stage	(60,158)	(21,607)	(32,939)
Total stockholders' equity	(45,330)	(6,779)	(18,111)

Total liabilities and stockholders' equity	$5,495	$6,221	$43,289

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

						For the period
		Three months		Three months		April 11, 2006
		ended		ended		(date of inception)
		August 31,		August 31,		through
		2008		2007		August 31, 2008

Revenues	$	---	$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		4,242
Mineral property exploration		20,083		---		20,083
Loss on foreign exchange		2		---		91
Professional fees		675		6,000		19,457
Communications expense		1,290		---		3,246
Office expenses		1,150		41		4,630
Travel and entertainment		2,460		792		5,101
Filing fees		1,559		---		3,258
Other services		---		---		50

Total expenses		27,219		6,833		60,158

Net loss		$(27,219)		$(6,833)		$(60,158)

Basic and diluted loss per common share		$(0.004)		$(0.001)		$(0.009)

Weighted average number of common shares
used in per share calculations		6,900,000		6,900,000		6,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity
Common shares issued for
cash	6,900,000	6,900	8,100	---	---	15,000
Contributed services	---	---	50	---	---	50
Currency exchange loss	---	---	---	(222)	---	(222)
Net loss for the period
April 11, 2006 (inception)
to May 31, 2007	---	---	---	---	(14,774)	(14,774)
BALANCE, MAY 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Net los for the year					(18,165)	(18,165)
BALANCE, MAY 31, 2008	6,900,000	$6,900	$8,150	(222)	(32,939)	(18,111)
Net loss for the three months
period ended August 31, 2008	---	---	---	---	(27,219)	(27,219)
BALANCE, AUGUST 31, 2008	6,900,000	6,900	8,150	(222)	(60,158)	(45,330)

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						For the period
						October 19, 2006
		Three months		Three months		(date of inception)
		ended		ended		through
		August 31, 2008		August 31, 2007		August 31, 2008

Cash flows used for operating activities
Net loss		$(27,219)		$(6,833)		$(60,158)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contributed services		0		0		50
Other comprehensive loss		0		0		(222)
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses		4		0		(591)
Increase (decrease) in accounts payable & accrued liabilities		(2,325)		(5,000)		4,575

Cash flows used for operating activities		(29,540)		(11,833)		(56,346)

Cash flows from financing activities
Advances (repayments) from (to) related party		(13,000)		10,000		0
Share Subscriptions		0		0		0
Contingent Liabilities - share subscriptions received		4,750		0		46,250
Proceeds from issuance of common stock		0		0		15,000

Cash flows from financing activities		(8,250)		10,000		61,250

Increase in cash and cash equivalents		(37,790)		(1,833)		4,904

Cash and cash equivalents - Beginning of period		42,694		8,054		0

Cash and cash equivalents - End of period		$4,904		$6,221		$4,904

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception) to August 31, 2008.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at August 31, 2008 and for the three months ended August 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $27,219 for the three month period ended August 31, 2008 and a loss of $60,158 for the period from April 11, 2006 (date of inception) through August 31, 2008. In addition, the Company has not generated any revenues, no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
AUGUST 31, 2008

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
AUGUST 31, 2008

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three month period ended August 31, 2008 and for the period April 11, 2006 (date of inception) through August 31, 2008 there were no potential dilutive securities.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the quarter ended August 31, 2008. As of August 31, 2008, there were no options outstanding.

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
AUGUST 31, 2008

customers. The Company has evaluated the requirements of SFAS No. 131, and has determined that it is not applicable.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception) through August 31, 2008.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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
AUGUST 31, 2008

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

Activity for the period June 1, 2006 to May 31, 2007
          On November 30, 2006, the Company issued 900,000 shares for cash of $9,000.

Activity for the period June 1, 2007 to May 31, 2008
          No shares were issued during this period.

Activity for the period June 01, 2008 to August 31, 2008
          No shares were issued during this period

Note 5 – Related party transactions

Officers contributed administrative services to the Company for certain periods to August 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

The Company issued a total of 6,000,000 shares of its restricted common stock to its director for $6,000 ($.001 per share) as founder shares. (Note 4)

As of August 31, 2008, the amount due to a related party consisting of a $13,000 advance from the Company’s officer and director had been repaid in full. The balance was non-interest bearing, unsecured and had no fixed terms of repayment.

Note 6 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, the Company must incur exploration expenditures on the claims in the minimum amount of $20,000 by August 31, 2008 and an additional $40,000 by

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

August 31, 2009. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments.

Upon exercise of the option, the Company is required to pay the owner, commencing August 31, 2010, the sum of $21,500 per annum, as prepayment of the net smelter royalty.

Note 7 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the year ended May 31, 2008, or for the period April 11, 2006 (date of inception) to August 31, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period.

Note 8 – Contingent Liability

During June, 2008, the Company received $4,750 in share subscriptions for 95,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, during May, 2008, the Company received $41,500 in share subscriptions for 830,000 shares at a price of $0.05 per share subscribed for under the Company’s SB-2. All of the shares so issued were inadvertently sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 04, 2007. All of the subscribers have been informed of this situation and have agreed to rescind their subscription. As a result, the Company will refund all associated monies and has canceled all associated common shares. All of the related consideration is therefore shown on the August 31, 2008 financial statements as a contingent liability.

Note 9 – Registration Statement

On October 04, 2007 the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission. The Corporation is offering up to 2,000,000 shares of its common stock at a price of $.05 per share.

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

General Information

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common shares" refer to the common shares in our capital stock.

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

Exploration	Prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

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

Foreign Currency and Exchange Rates

Dollar costs of Theron’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.00 or CA $1.00 being approximately equal to US $1.00 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2008 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1596 Gulf Road, No. 34, Point Roberts, Washington 98281. Our telephone number is (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On February 21, 2007, we optioned a property containing six mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner, to acquire the claims by making certain expenditures and carrying out certain exploration work in accordance with the terms of the agreement, as follows:

1.	Theron must incur exploration expenditures on the claims of a minimum of $20,000, by August 31, 2008; paid but the work has not yet commenced;

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

To date we have advanced $20,000 for the implementation of phase I of the planned exploration program which has not yet commenced as of the date of this report; we have not spent any money on research and development activities. Information about the claims was presented to Mr. Satchwell for review without any contractual obligations.

Theron is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined. We have a specific business plan to complete phase I of our exploration program and a specific timetable and have no intention of entering into a merger or acquisition.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the George property to determine if there are commercially exploitable deposits of gold and silver. We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

Physiography, Location and Access

The property is located approximately 70 kilometers of paved and dirt logging roads south of Merritt B.C. which is located approximately 230 kilometers northeast of Vancouver, B.C. via part of the Trans Canada Highway system and then along Highway 5, one of the main arteries into the interior of the Province.

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

February 1, to May 31, 2009 – we expect to have the report on phase I of the exploration program in hand by mid January, 2009 and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are currently estimated at $40,000. If the report advises abandoning the claims as having little or no value, we will terminate the option and cease functioning. Various options will be reviewed as to funding – public financing, private funding, loans or possible joint venture opportunities. Each will have to be evaluated for merit, cost and the most favourable basis for Theron and its shareholders. This process will require from four to eight weeks to complete.

Phase II will not be carried out until 2009 and will be contingent upon favourable results from phase I and specific recommendations of a professional engineer or geologist based on those results. Favourable results would mean that an engineer, geologist or other recognized professional reported that there is a strong likelihood of value being added to the claims by completing the next phase of exploration, makes a formal written recommendation that we proceed to the next phase of exploration, a resolution is approved by the Board of Directors indicating such work should proceed and that it is feasible to finance the next phase of the exploration. Phase II will be directed towards trenching selected areas and may require up to three weeks work; costs will be approximately $40,000 comprised of wages, fees, camp, trenching, assays and related. The cost estimate is based on local costs for the specified type of work. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work and an engineer or geologist to manage the exploration program. Our only employee will be Jerry R. Satchwell our senior officer and director.

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

Offices

Our offices are located at 1596 Gulf Road, No. 34, Point Roberts, Washington 98281. Currently, these facilities are provided to us by Jerry R. Satchwell, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities progress, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Theron.

Risks

At present we do not know whether the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Following the completion of our SB-2 registration statement offering, we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future phases. Should we be unable to raise additional funding to complete future phases of our exploration plan, we would have to cease operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise additional funds we would be unable to see the claim evolve into an operating mine and would have to cease operations.

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three months ended August 31, 2008, August 31, 2007 and April 11, 2006 (inception) through August 31, 2008 are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006 to August 31, 2008 was $28,000 ($15,000 as a result of proceeds received from sales of our common stock and $13,000 advanced without terms of repayment by a related party).

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2008. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2008 was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by financing activities during the quarter ended August 31, 2008 was negative $4,750 as compared to $10,000 received for the quarter ended August 31, 2007 and $61,250 received for the period from inception on April 11, 2006 through to and including August 31, 2008. No options or warrants were issued to issue shares at a later date in the most recent quarter. During the current quarter we repaid an advance to a related party in the amount of $13,000.

During the current quarter under review, we issued 95,000 shares of unrestricted common stock at a price of $0.05 for cash consideration of $4,700 to three (3) individuals. Between May 01 and July 20, 2008 2,000,000 shares of unrestricted common stock were ostensibly acquired at a price of $0.05 per share for cash consideration of $100,000 to thirty-three (33) individuals. We inadvertently sold the shares prior to the declaration of an effective date for our SB-2 registration statement filed on October 11, 2008. All of the subscribers have been informed of this situation and have agreed to rescind their subscription. As a result, we will refund all associated monies and have cancelled all associated common shares. All of the related consideration is therefore shown on the August 31, 2008 financial statements as a contingent liability.

EXPENSES

Expense Item	For the quarter ended August 31, 2008	For the quarter ended August 31, 2007	April 11, 2006 (Inception) thru August 31, 2008
Acquisition of mineral property interest	$ ---	$ ---	$ 4,242
Mineral property exploration	20,083	---	20,083
Loss on foreign exchange	2	---	91
Professional fees	675	6,000	19,457
Communications expense	1,290	---	3,246
Office expenses	1,150	41	4,630
Travel and entertainment	2,460	792	5,101
Filing fees	1,559	---	3,258
Other services	---	---	50
TOTAL	$27,219	$6,833	$60,158

SUMMARY – Total expenses for the quarter ended August 31, 2008 amounted to $27,219 while $6,833 was spent in the similar period ended August 31, 2007. A total of $60,158 in expenses has been incurred since inception on April 11, 2006 through August 31, 2008. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

CONTRIBUTED EXPENSES: No contributed expenses were incurred for the quarter ended August 31, 2008 or August 31, 2007. $50 was incurred in the period from inception on April 11, 2006 to August 31, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: $675 in professional fees were incurred for the quarter ended August 31, 2008 while $6,000 was spent in the similar period ended August 31, 2007. From inception to April 11, 2006, we have incurred $19,457 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarters ended August 31, 2008 or August 31, 2007 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $1,150 was expended on the office for the quarter ended August 31, 2008 while $41 was spent in the similar period ended August 31, 2007. From April 11, 2006 (inception) through August 31, 2008 a total of $4,630 has been spent on office related expenses.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $2,460 in travel, entertainment or meal expenses were incurred for the quarter ended August 31, 2008 and $792 was expended in the similar period last year. For the period April 11, 2006 (inception) through August 31, 2008 a total of $5,101 has been spent on this category.

COMMUNICATIONS EXPENSES: $1,290 in communications costs were incurred in the most recent three month period ended on August 31, 2008 and $0 (nil) for the similar period ended August 31, 2007. From April 11, 2006 (inception) through August 31, 2008 $3,246 has been spent on communication costs related to establishing our business.

FILING FEES: $1,559 in filing fees was incurred for the quarter ended August 31, 2008 and $0 (nil) was spent in the quarter ended August 31, 2007. For the period April 11, 2006 (inception) through August 31, 2008, Theron has spent $3,258 on filing and related fees. This cost category will change depending on the frequency of filings with the SEC and other regulatory bodies.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current periods under review. From April 11, 2006 (inception) through August 31, 2008 Theron has spent a total of $4,242 on mineral property acquisition expenses.

MINERAL PROPERTY EXPLORATION COSTS: Theron advanced $20,083 during the current quarter for the first phase of the planned exploration program on our optioned mineral claims. No such costs had previously been incurred. From April 11, 2006 (inception) through August 31, 2008 we have spent $20,083 on mineral property exploration expenses.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $2 in ‘other’ costs have been expensed for the quarter ended August 31, 2008 and none were incurred for the similar period ended August 31, 2007. From April 11, 2006 (inception) through August 31, 2008, we have expended $91 on other or miscellaneous expenses or services generally related to losses on currency exchange.

NET CASH USED IN OPERATING ACTIVITIES: For the quarter ended August 31, 2008, $29,540 in net cash was used and for the quarter ended August 31, 2007 the amount was $11,833. We have used $56,346 in net cash from Inception on April 11, 2006 to August 31, 2008.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 or from the date of inception.

Theron did not net sell or issue any shares of its common stock during the most recent quarter. As of the date of this report Theron has 6,900,000 common shares issued and outstanding.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Theron believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2009 with available cash on hand and the proceeds of our SB-2 offering which is expected to raise between $50,000 and $100,000. As of August 31, 2008, we had a deficit of $45,330 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2009 we will concentrate our efforts on completing the IPO as described in the SB-2 registration statement dated October 4, 2007 and then commence the phase I work program on the optioned mineral property. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, a new public offering would be needed and completed during a subsequent period.

If it turns out that we have not raised enough money to complete a secondary exploration program we will try to raise the funds from a new public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008 – 2009. Management projects that we will require a total of up to $150,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	20,000
Phase II exploration program	40,000
Working Capital	45,000
Total	$140,000

As at August 31, 2008, we had a working capital deficit of $45,330. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for continued operations. We are pursuing various financing alternatives to meet immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2008, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to August 31, 2008 was $61,250 as a result of gross proceeds received from sales of our common stock of $15,000 (less offering costs), a $13,000 advance from a related party and the inadvertent receipt of $46,250 from sales of our common stock which were sold prior to an effective date for our SB-2 registration statement and which now is indicated on our balance sheets as a contingent liability. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 5 placees.

As of August 31, 2008 our total assets consisting entirely of cash and prepaid expenses amounted to $5,495 and total liabilities were $50,825. Working capital stood at negative $45,330.

For the three months ended August 31, 2008 the net loss was $27,219 ($0.004 per share). The loss per share was based on a weighted average of 6,900,000 common shares outstanding. The net loss from Inception to August 31, 2008 is $60,158.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

A. Disclosure

Our principal executive and financial officer has, as of the date of this report, evaluated the effectiveness of disclosure controls and procedures and has concluded that our procedures and controls are effective. There have been no changes in internal controls or in other factors that could affect these controls, including any corrective actions with regard to deficiencies and/or material weaknesses.

B. Internal Control over Financial Reporting

Our certifying officers (principal executive and financial officer) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Our Chief Executive Officer and Chief Financial Officer have:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Theron had 6,900,000 shares of common stock issued and outstanding as of August 31, and October 10, 2008. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

The issuances discussed under this section are exempted from registration under Rule 504 of Regulation D or Section 4(2) of the Securities Act, as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006 to August 31, 2008 was $61,250 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$ 4,242
Exploration of Mineral Property - advance	20,083
Professional Fees	19,457
Communications Expenses	3,246
Office Expenses	4,751
Travel, Entertainment and Meals	5,101
Filing Fees	3,258
Other Costs and Services	0
Total Use of Proceeds to August 31, 2008	$60,108

Common Stock

During the quarter ended August 31, 2008, no shares of common stock were issued. As of August 31 and October 10, 2008 there were 6,900,000 shares issued and outstanding. See also page 7 – Results of Operations / Revenue / Common Shares.

Options

No options were granted during the three-month period ending August 31, 2008.

Code of Ethics

The Board of Directors on _____ __, 2007 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code of Business Conduct and Ethics is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (888) 755-9766 or write to 1596 Gulf Road, No. 34, Point Roberts, Washington 98281

Web Site

Theron does not maintain a Web site but has an e-mail address at “therongroup@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2008: NONE

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

Date: October 14, 2008

BY:/s/ “Jerry R. Satchwell

Jerry R. Satchwell, President, Chief Executive Officer, Principal Executive Officer,
Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors