Form 10-Q
period 2008-11-30
Theron Resource Group
filed 2009-01-13
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock as of January 13, 2009 net of 1,000,000 shares that are subject to rescission.

Transitional Small Business Format. Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
November 30, 2008

	Six Months	Six Months
	ended	ended
	November 30, 2008	November 30, 2007	May 31, 2008
	(Unaudited)	(Unaudited)	(Audited)
Assets			Restated

Current assets
Cash and cash equivalents	$2,007	$4,759	$42,694
Subscription Receivable	2,500	0	8,500
Prepaid expenses	31	0	595

Total Assets	4,538	4,759	51,789

Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable and accrued liabilities	2,180	0	6,900
Due to related party	0	13,000	13,000

Total current liabilities	2,180	13,000	19,900

Common Stock subject to Rescission (Note 5)	50,000	0	50,000
Total liabilities	52,180	13,000	69,900

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $0.001, 6,900,000 shares issued and
outstanding - net of rescissionable 1,000,000 shares	6,900	6,900	6,900
Additional paid-in capital	8,150	8,150	8,150
Other comprehensive loss	-222	-222	-222
Deficit accumulated during the exploration stage	-62,470	-23,069	-32,939
Total stockholders' equity	-47,642	-8,241	-18,111

Total liabilities and stockholders' equity	$4,538	$4,759	$51,789

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

										For the period
		Three months		Three months		Six months		Six months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		November 30,		November 30,		November 30,		November 30,		through
		2008		2007		2008		2007		August 31, 2008

Revenues	$	---	$	---	$	---	$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		---		---		4,242
Mineral property exploration		---		---		20,082		---		20,083
Loss on foreign exchange		77		---		79		---		168
Professional fees		1,335		---		2,010		6,000		20,792
Communications expense		---		---		1,290		---		3,246
Office expenses		116		63		1,267		104		4,746
Travel and entertainment		---		1,399		2,460		792		5,101
Filing fees		784		---		2,343		1,399		4,042
Other services		---		---		---		---		50

Total expenses		2,312		1,462		29,531		8,295		62,470

Net loss		$-2,312		$-1,462		$-29,531		$-8,295		$-62,470

Basic and diluted loss per common share		$(0.000)		$(0.000)		$(0.004)		$(0.001)	$

Weighted average number of common shares
used in per share calculations		6,900,000		6,900,000		6,900,000		6,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for
cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	50	---	---	50

Currency exchange loss	---	---	---	-222	---	-222

Net loss for the period
April 11, 2006 (inception)
to May 31, 2007	---	---	---	---	-14,774	-14,774

BALANCE, MAY 31, 2007	6,900,000	6,900	8,150	-222	-14,774	54

Common shares issued for	---	---	---	---	---	0
cash

Net loss for the year	---	---	---	---	-18,165	-18,165

BALANCE, MAY 31, 2008	6,900,000	$6,900	$8,150	-222	-32,939	-18,111

Common shares issued for						0
cash

Net loss for the six month
period ended
November 30, 2008	---	---	---	---	-29,531	-29,531

BALANCE, NOVEMBER 30, 2008	6,900,000	6,900	8,150	-222	-62,470	-47,642

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

										For the period
		Three months		Three months		Six months		Six months		October 19, 2006
		ended		ended		ended		ended		(date of inception)
		November 30,		November 30,		November 30,		November 30,		through
		2008		2007		2008		2007		August 31, 2008

Cash flows used for operating activities
Net loss		$-2,312		$-8,295		$-29,531		$-8,295		$-62,470
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contributed services		0		0		0		0		50
Other comprehensive loss		0		0		0		0		-222
Changes in operating assets and liabilities
( Increase) decrease in prepaid expenses		0		0		0		0		0
Increase (decrease) in accounts payable & accrued liabilities		-2,395		-5,000		-4,720		-5,000		2,180

Cash flows used for operating activities		-4,707		-13,295		-34,251		-13,295		-60,462

Cash flows from financing activities
Advances (repayments) from (to) related party		0		10,000		-13,000		10,000		0
Proceeds from issuance of common stock, subject to rescission		0		0		0		0		50,000
Proceeds from issuance of common stock		0		0		0		0		15,000

Cash flows from financing activities		0		10,000		-13,000		10,000		65,000

Increase in cash and cash equivalents		-4,707		-3,295		-47,251		-3,295		4,538

Cash and cash equivalents - Beginning of period		9,245		8,054		51,789		8,054		0

Cash and cash equivalents - End of period		$4,538		$4,759		$4,538		$4,759		$4,538

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---	$	---	$	---
Income taxes paid		---		---		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception) to November 30, 2008.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at November 30, 2008 and for the six months ended November 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $29,531 for the six month period ended November 30, 2008 and a loss of $62,740 for the period from April 11, 2006 (date of inception) through November 30, 2008. In addition, Theron has not generated any revenues, no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
NOVEMBER 30, 2008

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
NOVEMBER 30, 2008

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three month period ended November 30, 2008 and for the period April 11, 2006 (date of inception) through November 30, 2008 there were no potential dilutive securities.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the quarter ended November 30, 2008. As of November 30, 2008, there were no options outstanding.

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
NOVEMBER 30, 2008

customers. The Company has evaluated the requirements of SFAS No. 131, and has determined that it is not applicable.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception) through November 30, 2008.

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
NOVEMBER 30, 2008

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

Activity for the period June 1, 2006 to May 31, 2007

On November 30, 2006, the Company issued 900,000 shares for cash of $9,000.

Activity for the period June 1, 2007 to May 31, 2008

During April and May, 2008 the Company received $50,000 for the issuance of 2,000,000 shares of common stock subscribed for at a price of $0.05 per share pursuant to the Company’s SB-2 registration statement dated October 04, 2007. All of the 2,000,000 shares so issued were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time.

Activity for the period June 01, 2008 to November 30, 2008

No shares were issued during this period

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, the Company received $50,000 in share subscriptions for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of five new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 04, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

As a result, the Company has made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under its S-1 Rescission Offering registration statement. These shares of

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008

common stock may be subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98 require that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity. The exercise of the rescission right is at the holders’ discretion, but exercise of that right may depend in part on the fair value of the Company’s common stock, which is outside of the Company’s and the holders’ control. Consequently, common stock subject to rescission is classified as temporary equity.

In January, 2009, under an S-1 rescission offering registration statement the Company will offer to rescind a total of 1,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007 SB-2 registration statement. These shares represented all of the SB-2 shares the Company issued (1,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be.

Note 6 – Related party transactions

Officers contributed administrative services to the Company for certain periods to November 30, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

The Company issued a total of 6,000,000 shares of its restricted common stock to its director for $6,000 ($.001 per share) as founder shares. (Note 4)

As of November 30, 2008, the amount due to a related party consisting of a $13,000 advance from the Company’s officer and director had been repaid in full. The balance was non-interest bearing, unsecured and had no fixed terms of repayment.

Note 7 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, the Company must incur exploration expenditures on the claims in the minimum amount of $20,000 by November 30, 2008 (paid; however, the work on the property has not yet commenced) and an additional $40,000 by November 30, 2009. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments.

Upon exercise of the option, the Company is required to pay the owner, commencing November 30, 2010, the sum of $21,500 per annum, as prepayment of the net smelter royalty.

Note 8 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the year ended May 31, 2008, or for the period April 11, 2006 (date of inception) to November 30, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period.

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

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development

Preparation of a mineral deposit for commercial production, including installation of plant and machinery and construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.

Diamond drill

A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	Prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Geochemistry	Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure, characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2008 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1596 Gulf Road, No. 34, Point Roberts, Washington 98281. Our telephone number is (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On February 21, 2007, we optioned a property containing six mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner, to acquire the claims by making certain expenditures and carrying out certain exploration work in accordance with the terms of the agreement.

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

Theron is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined. We have a specific business plan to complete phase I of our exploration program and a specific timetable.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the George property to determine if there are commercially exploitable deposits of gold. We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

Physiography, Location and Access

The property is located approximately 70 kilometers of paved and dirt logging roads south of Merritt B.C. which is located approximately 230 kilometers northeast of Vancouver, B.C. via part of the Trans Canada Highway system and along Highway 5, one of the main arteries into the interior of the Province.

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

Phase I may require up to three weeks for the base work and an additional three to four months for analysis, evaluation of the work completed and the preparation of a report and will bear an estimated total cost of $20,000. We will assess the results of this program upon receipt of an engineering or geological report.

Our plan of operation for the period through May 31, 2009 is:

Phase I of the work program will establish a grid, complete general prospecting and geological mapping of the property as well as provide a report on the work accomplished with specific recommendations for the future at a total cost of $20,000:

Once all the sample information is available, a professional geologist or engineer will require at least one month to correlate the information and write a report either indicating that further work is warranted on the claims or that the property cannot have any further value added by doing additional exploration in which case he would recommend abandonment of the claims.

W expect to have the report on phase I of the exploration program in hand by late spring, 2009 and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are currently estimated at $40,000. If the report advises abandoning the claims as having little or no value, we will terminate the option. Various options will be reviewed as to funding – public financing, private funding, loans or possible joint venture opportunities. Each will have to be evaluated for merit, cost and the most favourable basis for Theron and its shareholders.

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

Offices

Our offices are located at 1596 Gulf Road, No. 34, Point Roberts, Washington 98281 and are provided to us by Jerry R. Satchwell, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged back to Theron.

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

We have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of exploration we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future phases. Should we be unable to raise additional funding to complete future exploration, we would have to cease operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise additional funds we would be unable to see the claim evolve into an operating mine.

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three and six months ended November 30, 2008, November 30, 2007 and April 11, 2006 (inception) through November 30, 2008 are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006 to November 30, 2008 was $78,000 ($65,000 as a result of proceeds received from sales of our common stock and $13,000 advanced without terms of repayment by a related party –repaid in a preceding quarter).

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2008. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter and six month periods ended November 30, 2008 was $0 and $0 for the same periods in the previous fiscal year.

COMMON STOCK –Net cash provided by financing activities during the quarter ended November 30, 2008 was nil ($0) as compared to $10,000 received for the quarter ended November 30, 2007 and $65,000 received for the period from inception on April 11, 2006 through to and including November 30, 2008. For the six month periods ended November 30, 2008 and 2007 respectively, the comparative numbers were negative $13,000 (the result of the repayment of a $13,000 advance by a related party) and $10,000 received from the sale of Common Stock. No options or warrants were issued to issue shares at a later date in the most recent quarter. During the preceding quarter we repaid an advance to a related party in the amount of $13,000.

In May, 2008, the Company received $50,000 in share subscriptions for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 04, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

As a result, the Company is making a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under its S-1 Rescission Offering registration statement to be filed shortly. These shares of common stock may be subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

EXPENSES

Expense Item	For the quarter ended November 30, 2008	For the quarter ended November 30, 2007	April 11, 2006 (Inception) thru November 30, 2008
Acquisition of mineral property interest	$ ---	$ ---	$ 4,242
Mineral property exploration	---	---	20,083
Loss on foreign exchange	77	---	168
Professional fees	1,335	---	20,792
Communications expense	---	---	3,246
Office expenses	116	63	4,746
Travel and entertainment	---	1,339	5,101
Filing fees	784	---	4,042
Other services	---	---	50
TOTAL	$2,312	$1,462	$62,740

SUMMARY – Total expenses for the quarter ended November 30, 2008 amounted to $2,312 while $1,462 was spent in the similar period ended November 30, 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $29,531 and $8,295 respectively. A total of $62,470 in expenses has been incurred since inception on April 11, 2006 through November 30, 2008. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

CONTRIBUTED EXPENSES: No contributed expenses were incurred for the quarter or six months ended November 30, 2008 or November 30, 2007. $50 was incurred in the period from inception on April 11, 2006 to November 30, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: $1,335 in professional fees were incurred for the quarter ended November 30, 2008 while $0 was spent in the similar period ended November 30, 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $2,010 and $6,000 respectively. From inception to April 11, 2006, we have incurred $20,792 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter or six month periods ended November 30, 2008 or November 30, 2007 and no compensation costs have been incurred since inception.

OFFICE EXPENSES: $116 was expended on the office for the quarter ended November 30, 2008 while $63 was spent in the similar period ended November 30, 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $1,267 and $104 respectively. From April 11, 2006 (inception) through November 30, 2008 a total of $4,746 has been spent on office expenses.

LOSSS ON FOREIGN EXCHANAGE: $77 in foreign exchange losses were incurred for the quarter ended November 30, 2008 while $0 was spent in the similar period ended November 30, 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $79 and $0 respectively. From April 11, 2006 (inception) through November 30, 2008 a total of $168 has been lost on foreign exchange transactions.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $0 in travel, entertainment or meal expenses were incurred for the quarter ended November 30, 2008 and $1,399 was expended in the similar period last year. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $2,460 and $792 respectively. For the period April 11, 2006 (inception) through November 30, 2008 a total of $5,101 has been spent on this category.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the most recent three month period ended on November 30, 2008 and $0 for the similar period ended November 30, 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $1,290 and $0 (nil) respectively. From April 11, 2006 (inception) through November 30, 2008 $3,246 has been spent on communication costs related to establishing our business.

FILING FEES: $784 in filing fees was incurred for the quarter ended November 30, 2008 and $0 (nil) was spent in the quarter ended November 30, 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $2,343 and $1,399 respectively. For the period April 11, 2006 (inception) through November 30, 2008, Theron has spent $4,042 on filing and related fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarter under review. From April 11, 2006 (inception) through November 30, 2008 Theron has spent a total of $4,242 on mineral property acquisition expenses.

MINERAL PROPERTY EXPLORATION COSTS: Theron advanced $20,083 during the preceding quarter for the first phase of the planned exploration program on our optioned mineral claims. No such costs had previously been incurred. From April 11, 2006 (inception) through November 30, 2008 we have spent $20,083 on mineral property exploration expenses.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarter ended November 30, 2008; none were incurred for the similar period ended November 30, 2007. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $0. From April 11, 2006 (inception) through November 30, 2008, we have expended $50 on other or miscellaneous expenses or services generally related to losses on currency exchange.

NET CASH USED IN OPERATING ACTIVITIES: For the quarter ended November 30, 2008, $4,707 in net cash was used and for the similar period in 2007 the amount was $13,295. For the six month periods ended November 30, 2008 and November 30, 2007, the comparative values were $34,251 and $13,295 respectively. We have used $60,462 in net cash from Inception on April 11, 2006 to November 30, 2008.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 or from the date of inception.

Theron did not net sell or issue any shares of its common stock during the most recent quarter. As of the date of this report Theron has 6,900,000 common shares issued and outstanding net of 1,000,000 shares of stock that are subject to rescission.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Theron believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2009 with available cash on hand. As of November 30, 2008, we had a deficit of $47,642 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2009 we will concentrate our efforts on completing the S-1 rescission registration statement to be filed with the SEC later in January and then commence the phase I work program on the optioned mineral property in the spring of 2009. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, a new public offering would be needed and completed during a subsequent period.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008 – 2009. Management projects that we will require a total of up to $120,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	40,000
Working Capital	45,000
Total	$120,000

As at November 30, 2008, we had a working capital deficit of $47,642. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2008, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to November 30, 2008 was $78,000 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs) and a $13,000 advance from a related party. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 3 placees.

As of November 30, 2008 our total assets consisting entirely of cash and prepaid expenses amounted to $4,538 and total liabilities were $52,180 including $50,000 related to the common stock that is subject to rescission. Working capital stood at negative $47,642.

For the three months ended November 30, 2008 the net loss was $2,312 ($0.000 per share). The loss per share was based on a weighted average of 6,900,000 common shares outstanding net of 1,000,000 shares that are subject to rescission. The net loss from Inception to November 30, 2008 is $62,470.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Controls.

During the quarter ended November 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Theron had 6,900,000 shares of common stock issued and outstanding as of November 30, and January 13, 2009 net of 1,000,000 rescissionable shares. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

The issuances discussed under this section are exempted from registration under Section 4(2) of the Securities Act, as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006 to November 30, 2008 was $65,000 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$ 4,242
Exploration of Mineral Property – advance	20,083
Loss on Currency Exchange	168
Professional Fees	20,792
Communications Expenses	3,246
Office Expenses	4,746
Travel, Entertainment and Meals	5,101
Filing Fees	4,042
Other Costs and Services	0
Total Use of Proceeds to November 30, 2008	$62,420

Common Stock

During the quarter ended November 30, 2008, no shares of common stock were issued. As of November 30 and January 13, 2009 there were 6,900,000 shares issued and outstanding net of 1,000,000 rescissionable shares.

During May, 2008, the Company received $50,000 in share subscriptions for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 04, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

As a result, the Company is making a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under its S-1 Rescission Offering registration statement. These shares of common stock may be subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

Options

No options were granted during the three-month period ending November 30, 2008.

Code of Ethics

The Board of Directors on February 21, 2007 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code is available upon written request by any person without charge by contacting our offices by telephone at (888) 755-9766 or writing to 1596 Gulf Road, No. 34, Point Roberts, Washington 98281

Web Site

Theron does not maintain a Web site but has an e-mail address at “therongroup@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2008: NONE

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

Date: January 13, 2009

BY:	/s/ Jerry R. Satchwell

Jerry R. Satchwell, President, Chief Executive Officer, Principal Executive Officer,
Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors