Form 10-Q
period 2009-02-28
Theron Resource Group
filed 2009-04-15
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of Common Stock as of January 13, 2009 net of 1,000,000 shares that are subject to rescission as of April 15, 2009.

Transitional Small Business Format. Yes [   ]    No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
February 28, 2009

	Nine Months	Nine Months
	ended	ended
	February 28, 2009	February 29, 2008	May 31, 2008
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$908	3,538	$42,694
Subscription Receivable	0	0	8,500
Prepaid expenses	0	1,000	595

Total Assets	908	4,538	51,789

Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable and accrued liabilities	175	2,000	6,900
Due to related party	0	13,000	13,000

Total liabilities	175	15,000	19,900

Common Stock subject to Rescission (Note 5)	50,000	0	50,000

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $0.001, 6,900,000 shares issued and
outstanding - net of rescissionable 1,000,000 shares	6,900	6,900	6,900
Additional paid-in capital	8,150	8,150	8,150
Other comprehensive loss	-222	-222	-222
Deficit accumulated during the exploration stage	-64,095	-25,290	-32,939
Total stockholders' equity	-49,267	-10,462	-18,111

Total liabilities and stockholders' equity	$908	4,538	$51,789

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

										For the period
		Three months		Three months		Nine Months		Nine Months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		February 28,		February 29,		February 28,		February 29,		through
		2009		2008		2009		2008		February 28, 2009

Revenues	$	---	$	---	$	---	$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		---		---		4,242
Mineral property exploration		---		---		20,082		---		20,083
Loss on foreign exchange		3		---		82		---		171
Professional fees		200		2,035		2,210		8,035		20,992
Communications expense		---		---		1,290		---		3,246
Office expenses		40		35		1,307		140		4,786
Travel and entertainment		---		---		2,460		792		5,101
Filing fees		1,382		150		3,725		1,549		5,424
Other services		---		---		---		---		50

Total expenses		1,625		2,220		31,156		10,516		64,095

Net loss		$-1,625		-2,220		-31,156		-10,516		-64,095

Basic and diluted loss per common share		$(0.000)		$(0.000)		$(0.005)		$(0.002)	$

Weighted average number of common shares
used in per share calculations		6,900,000		6,900,000		6,900,000		6,900,000

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
cash

Net loss for the nine month
period ended
February 28, 2008	---	---	---	---	-31,156	-31,156

BALANCE, FEBRUARY 28, 200	6,900,000	6,900	8,150	-222	-64,095	-49,267

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						For the period
		Nine Months		Nine Months		April 11, 2006
		ended		ended		(date of inception)
		February 28,		February 29,		through
		2009		2008		February 28, 2009

Cash flows used for operating activities
Net loss		$-31,156		-10,516		-64,095
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contributed services		0		0		50
Other comprehensive loss		0		0		-222
Changes in operating assets and liabilities
( Increase) decrease in prepaid expenses		0		-1,000		0
Increase (decrease) in accounts payable & accrued liabilities		-6,725		-3,000		175

Cash flows used for operating activities		-37,881		-14,516		-64,092

Cash flows from financing activities
Advances (repayments) from (to) related party		-13,000		10,000		0
Proceeds from issuance of common stock, subject to rescission		0		0		50,000
Proceeds from issuance of common stock		0		0		15,000

Cash flows from financing activities		-13,000		10,000		65,000

Increase in cash and cash equivalents		-50,881		-4,516		908

Cash and cash equivalents - Beginning of period		51,789		8,054

Cash and cash equivalents - End of period		$908		3,538		908

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

Note 1 – Nature of Operations

Theron Resource Group (“the Company”) was incorporated under the laws of the State of Wyoming on April 11, 2006. The Company is a start-up, exploration stage corporation which has an option agreement to acquire through a two-phase exploration program, a property in south-western British Columbia, Canada, consisting of six claim blocks covering 4,380 acres referred to as the George Claims. The Company’s business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold. If gold exists on the claims the Company will determine if it can be economically extracted and profitably processed.

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7),

Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception) to February 28, 2009.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar; the financial statements are presented in United States dollars.

The Company’s financial statements at February 28, 2009 and for the nine months ended February 28, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $31,156 for the nine month period ended February 28, 2009 and a loss of $64,095 for the period from April 11, 2006 (date of inception) through February 28, 2009. In addition, Theron has not generated any revenues, no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to support the Company in operation and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from its public offerings, it will have to find alternative sources, such as a private placement of securities, or loans from its officers, directors or others. If the Company requires additional cash and can’t raise it, it will either have to suspend operations until the cash is raised, or cease business entirely.

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
FEBRUARY 28, 2009

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

The Health, Safety and Reclamation Code (“the Code”) for mines in British Columbia deals with environmental matters relating to the exploration of mining properties. The Code’s goals are to protect the environment through a series of regulations affecting health, safety, archaeological sites and exploration access. The Company is responsible to provide a safe working environment, not disrupt archaeological sites, and to conduct its activities to prevent unnecessary damage to the property. Upon abandonment of the property, all holes, pits and shafts will be filled in and/or sealed.

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

Income taxes

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

The Company adopted SFAS no 109, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the nine month period ended February 28, 2009 and for the period April 11, 2006 (date of inception) through February 28, 2009 there were no potential dilutive securities.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the quarter ended February 28, 2009. As of February 28, 2009, there were no options outstanding.

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

Start-up expenses

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception) through February 28, 2009.

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective as of the beginning of an entity’s first fiscal year begining after November 15, 2007. Management believes that this statement will not have a significant impact on the Company’s financial statements.

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
FEBRUARY 28, 2009

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

Activity for the period June 1, 2006 to May 31, 2007

On November 30, 2006, the Company issued 900,000 shares for cash of $9,000.

Activity for the period June 1, 2007 to May 31, 2008

During April and May, 2008 the Company received $50,000 for the issuance of 2,000,000 shares of common stock subscribed for at a price of $0.05 per share pursuant to the Company’s SB-2 registration statement filed on October 05, 2007. All of the 2,000,000 shares so issued were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 11, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time. (See also Note 5.)

Activity for the period June 01, 2008 to February 28, 2009

No shares were issued during this period

Note 5 – Common Stock Subject to Rescission

During April and May, 2008 the Company received $50,000 in share subscriptions for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008 the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 05, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation. Each has been apprised that rather than unilaterally completing a rescission of the sold shares we were proceeding with a rescission offering to give them each the opportunity to rescind or not rescind their purchase of shares sold by the Company or by certain shareholders between December, 2007 and May, 2008. This was done by letter on January 23, 2009 in which we provided a reference to the filed documents on EDGAR. Following each amendment to our S-1 filing we will be providing an update by letter or e-mail indicating that the new filing was an update based on comments made by the Securities and Exchange Commission as part of the ongoing review of the registration statement.

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
FEBRUARY 28, 2009

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

On April 3, 2009, under an S-1 rescission offering registration statement the Company offered to rescind a total of 1,900,000 shares of common stock sold Sierra or the selling shareholders under its October, 2007 SB-2 registration statement. These shares represented all of the SB-2 shares the Company issued (1,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be.

Note 6 – Related party transactions

Officers contributed administrative services to the Company for certain periods to May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

The Company issued a total of 6,000,000 shares of its restricted common stock to its director for $6,000 ($0.001 per share) as founder shares. (See also Note 4)

As of February 28, 2009 the amount due to a related party consisting of a $13,000 advance from the Company’s officer and director had been repaid in full (repaid in the first quarter). The balance was non-interest bearing, unsecured and had no fixed terms of repayment.

Note 7 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, the Company must incur exploration expenditures on the claims in the minimum amount of $20,000 by August 31, 2008 (paid; however, the work on the property has not yet commenced) and an additional $40,000 by August 31, 2009. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments.

Upon exercise of the option, the Company is required to pay the owner, commencing August 31, 2010, the sum of $25,000 per annum, as prepayment of the net smelter royalty.

Note 8 – Income taxes

The Company has carried forward losses for income tax purposes. There are no current or deferred income tax expenses for the year ended May 31, 2008 or for the period April 11, 2006 (date of inception) to February 28, 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carryforward period.

Note 9 – Registration Statement / Shares Issued Prior to an Effective Date

On October 04, 2007 the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission. The Corporation offered up to 2,000,000 shares of its common stock at a price of $0.05 per share.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

During May, 2008, the Company received $50,000 in share subscriptions for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, three (3) selling shareholders between December 23, 2007 and May 05, 2008 sold 900,000 shares of common stock to three individuals. All 1,900,000 shares so issued or resold were issued or resold prior to the declaration of an effective date for the registration statement under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation. Each has been apprised that rather than unilaterally completing a rescission of the sold shares we were proceeding with a rescission offering to give them each the opportunity to rescind or not rescind their purchase of shares sold by the Company or by certain shareholders between December, 2007 and May, 2008. This was done by letter on January 23, 2009 in which we provided a reference to the filed documents on EDGAR. Following each amendment to our S-1 filing we will be providing an update by letter or e-mail indicating that the new filing was an update based on comments made by the Securities and Exchange Commission as part of the ongoing review of the registration statement.As a result, the Company will make a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2009 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q.

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

On February 21, 2007, we optioned a property containing nine mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner, to acquire the claims by making certain expenditures and carrying out certain exploration work in accordance with the terms of the agreement.

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

Phase I will require two weeks for the base work and an additional one to three months for analysis, evaluation of the work completed and the preparation of a report and will bear an estimated total cost of $20,000. We will assess the results of this program upon receipt of an engineering or geological report.

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

W expect to have the report on phase I of the exploration program in hand by early summer, 2009 and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are currently estimated at $40,000. If the report advises abandoning the claims as having little or no value, we will terminate the option. Various options will be reviewed as to funding – public financing, private funding, loans or possible joint venture opportunities. Each will have to be evaluated for merit, cost and the most favourable basis for Theron and its shareholders.

Phase II will not be carried out until late 2009 and will be contingent upon favourable results from phase I and specific recommendations of a professional engineer or geologist based on those results. Favourable results would mean that an engineer, geologist or other recognized professional reported that there is a strong likelihood of value being added to the claims by completing the next phase of exploration, makes a formal written recommendation that we proceed to the next phase of exploration, a resolution is approved by the Board of Directors indicating such work should proceed and that it is feasible to finance the next phase of the exploration. Phase II will be directed towards trenching selected areas and may require up to three weeks work; costs will be approximately $40,000 comprised of wages, fees, camp, trenching, assays and related. The cost estimate is based on local costs for the specified type of work.

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

The Vendor holds the mining rights to the claims which thereby gives him or his designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued

vertically downward. In the event Livgard were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Livgard has granted an option to Osprey to allow us to explore, mine and recover any minerals on the claims. As with the preceding, if he were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, in either event, Livgard would be liable to us for monetary damages for breach of the agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The agreement does not specifically reference these risks or the recourse. Although we would have recourse against the vendor in the situations described, there is a question as to whether that recourse would have specific value.

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three and nine months ended February 28, 2009, February 29, 2008 and April 11, 2006 (inception) through February 28, 2009 are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006 to February 28, 2009 was $78,000 ($65,000 as a result of proceeds received from sales of our common stock and $13,000 advanced without terms of repayment by a related party –repaid in a preceding quarter).

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2009. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter and nine month periods ended February 28, 2009 was $0 and $0 for the same periods in the previous fiscal year.

COMMON STOCK –Net cash provided by financing activities during the quarter ended February 28, 2009 was nil ($0) as compared to nil ($0) received for the nine months ended February 29, 2008 and $65,000 received for the period from inception on April 11, 2006 through to and including February 28, 2009. For the nine month periods ended February 28, 2009 and February 29, 2008 respectively, the comparative numbers were negative $13,000 (the result of the repayment in the first quarter of a $13,000 advance by a related party) and $10,000 received from the sale of Common Stock. No options or warrants were issued to issue shares at a later date in the most recent quarter.

In May, 2008, the Company received $50,000 in share subscriptions for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 05, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation by letter on January 23, 2009 at which time we provided a reference to the filed documents on EDGAR. Following each amendment to our S-1 filing we provided an update by letter or e-mail indicating that the new filing was an update based on comments made by the Securities and Exchange Commission as part of the ongoing review of the registration statement.

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

EXPENSES

Expense Item	For the quarter ended February 28, 2009	For the quarter ended February 29, 2008	For the Nine Months ended February 28, 2009	For the Nine Months ended February 29, 2008	April 11, 2006 (Inception) thru February 28, 2009
Acquisition mineral prop.	$ ---	$ ---	$ ---	$ ---	$ 4,242
Mineral prop. exploration	---	---	20,083	---	20,083
Loss on foreign exchange	3	---	82	---	171
Professional fees	200	2,035	2,210	8,035	20,992
Communications expense	---	---	1,290	---	3,246
Office expenses	40	---	1,307	140	4,786
Travel and entertainment	---	---	2,460	792	5,101
Filing fees	1,382	---	3,274	1,549	5,424
Other services	---	---	---	---	50
TOTAL	$ 1,625	$ 2,220	$ 31,156	$ 10,516	$ 64,095

SUMMARY – Total expenses for the quarter ended February 28, 2009 amounted to $1,625 while $2,220 was spent in the similar period ended February 29, 2008. For the nine month periods ended February 28, 2009 and February 29, 2008, the comparative values were $31,156 and $10,516 respectively. A total of $64,095 in expenses has been incurred since inception on April 11, 2006 through February 28, 2009. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

CONTRIBUTED EXPENSES: No contributed expenses were incurred for the quarter or nine months ended February 28, 2009 or February 29, 2008. A total of $50 has been expensed in the period from inception on April 11, 2006 to February 28, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: $200 in professional fees were incurred for the quarter ended February 28, 2009 while $2,035 was spent in the similar period ended February 29, 2008. For the nine month periods ended February 28, 2009 and February 29, 2008, the comparative values were $2,010 and $8,035 respectively. From inception to April 11, 2006, we have incurred $20,992 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter or nine month periods ended February 28, 2009 or February 29, 2008 and no compensation costs have been incurred since inception.

OFFICE EXPENSES: $40 was expended on the office for the quarter ended February 28, 2009 while $35 was spent in the similar period ended February 29, 2008. For the nine month periods ended February 28,

2009 and February 29, 2008, the comparative values were $1,307 and $140 respectively. From April 11, 2006 (inception) through February 28, 2009 a total of $4,786 has been spent on office expenses.

LOSSS ON FOREIGN EXCHANAGE: $3 in foreign exchange losses were incurred for the quarter ended February 28, 2009 while $0 was spent in the similar period ended February 29, 2008. For the nine month periods ended February 28, 2009 and February 29, 2008, the comparative values were $82 and $0 respectively. From April 11, 2006 (inception) through February 28, 2009 a total of $171 has been lost on foreign exchange transactions.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $0 in travel, entertainment or meal expenses were incurred for the quarter ended February 28, 2009 and $0 was expended in the similar period last year ended on February 29, 2008. For the nine month periods ended February 28, 2009 and February 29, 2008, the comparative values were $2,460 and $792 respectively. For the period April 11, 2006 (inception) through February 28, 2009 a total of $5,101 has been spent on this category.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the most recent three month period ended on February 28, 2009 and $0 for the similar period ended February 29, 2008. For the nine month periods ended February 28, 2009 and February 29, 2008, the comparative values were $1,290 and $0 (nil) respectively. From April 11, 2006 (inception) through February 28, 2009 $3,246 has been spent on communication costs related to establishing our business.

FILING FEES: $1,382 in filing fees was incurred for the quarter ended February 28, 2009 and $150 was spent in the quarter ended February 29, 2008. For the nine month periods ended February 28, 2009 and February 29, 2008, the comparative values were $3,275 and $1,549 respectively. For the period April 11, 2006 (inception) through February 28, 2009, Theron has spent $5,424 on filing and related fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarter or nine month periods under review. From April 11, 2006 (inception) through February 28, 2009 Theron has spent a total of $4,242 on mineral property acquisition expenses.

MINERAL PROPERTY EXPLORATION COSTS: Theron advanced $20,083 during the first quarter for the first phase of the planned exploration program on our optioned mineral claims. No such costs had previously been incurred. From April 11, 2006 (inception) through February 28, 2009 we have spent $20,083 on mineral property exploration expenses.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarter ended February 28, 2009; none were incurred for the similar period ended February 29, 2008. For the nine month periods ended February 28, 2009 and February 29, 2008, the comparative values were $0. From April 11, 2006 (inception) through February 28, 2009, we have expended $0 (nil) on other or miscellaneous expenses or services generally related to losses on currency exchange.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month periods ended February 28, 2009 and February 29, 2008, $37,881 in net cash was used and for the similar period in 2008 ended on February 29, 2008 the amount was $14,516. We have used $64,092 in net cash from Inception on April 11, 2006 to February 28, 2009.

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

Plan of Operation

As of February 28, 2009, we had a surplus of $733 in unallocated working capital prior to taking into account the contingent liability associated with the rescission offering of $50,000 which could leave a deficit of $49,267 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2009 we will concentrate our efforts on completing the S-1 rescission registration statement which became effective on April 13, 2009 and then commence the phase I work program on the optioned mineral property. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, a new public offering would be needed and completed during a subsequent period.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008 – 2009 and 2209 – 2010. Management projects that we will require a total of up to $120,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	40,000
Working Capital	45,000
Total	$120,000

As at February 28, 2009, we had a working capital deficit of $49,267 taking into account the contingent liability associated with our rescission offering. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2009, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to February 28, 2009 was $78,000 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs) and a $13,000 advance from a related party (subsequently repaid during the current fiscal year). We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 3 placees.

As of February 28, 2009 our total assets consisting entirely of cash amounted to $908 and total liabilities were $50,175 including $50,000 related to the common stock that is subject to rescission. Working capital stood at negative $49,267.

For the three months ended February 28, 2009 the net loss was $1,625 ($0.000 per share) while for the nine month period, the loss was $31,156 ($0.005 per share). The loss per share was based on a weighted average of 6,900,000 common shares outstanding net of 1,000,000 shares that are subject to rescission. The net loss from Inception to February 28, 2009 is $64,095.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2009. Inflation is moderately higher than it was during 2008 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended February 28, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Theron had 6,900,000 shares of common stock issued and outstanding as of November 30, and April 15, 2009 net of 1,000,000 rescissionable shares. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006 to February 28, 2009 was $78,000 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$ 4,242
Exploration of Mineral Property – advance	20,083
Loss on Currency Exchange	171
Professional Fees	20,992
Communications Expenses	3,246
Office Expenses	4,786
Travel, Entertainment and Meals	5,101
Filing Fees	5,424
Other Costs and Services	0
Total Use of Proceeds to February 28, 2009	$64,045

Common Stock

During the quarter ended February 28, 2009, no shares of common stock were issued. As of November 30 and April 15, 2009 there were 6,900,000 shares issued and outstanding net of 1,000,000 rescissionable shares.

During May, 2008, the Company received $50,000 in share subscriptions for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 05, 2007 under the mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

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

Options

No options were granted during the three-month period ending February 28, 2009.

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

Reports on Form 8-K filed during the quarter ended February 28, 2009: NONE

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

Date: April 15, 2009

BY:           /s/ Jerry R. Satchwell

Jerry R. Satchwell, President, Chief Executive Officer, Principal Executive Officer, Secretary,
Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of
Directors