Form 10-K
period 2009-05-31
Theron Resource Group
filed 2009-09-08
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 333-146518

THERON RESOURCE GROUP
(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1596 Gulf Road, Number 34
Point Roberts, Washington	98281
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 755-9766
Issuer’s email address: theronresourcegroup@gmail.com

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act
Yes [   ]    No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
and post such files. Yes [   ]    No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporter.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 7,900,000 common shares at $0.05* =
$395,000. (* - last price at which the Corporation offered stock for sale under its SB-2 registration statement).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.
7,900,000 common shares issued and outstanding as of the date of this report.

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “Securities Act”):

  S-1 Recission Offering Registration Statement dated April 3, 2009, including audited financial statements to May 31, 2008;
  Exhibit 3.1 (Articles of Incorporation) dated April 20, 2006, filed as an exhibit to Theron’s Form SB-2 dated October 4, 2007;
  Exhibit 3.2 (Bylaws) dated April 20, 2006, filed as an exhibit to Theron’s Form SB-2;
  Exhibit 10.1 (Option To Purchase And Royalty Agreement between Theron Ventures, Inc. and Byron Livgard dated February 27, 2007) filed as an exhibit to Theron’s Form SB-2;
  Exhibit 10.2 (Code Of Business Conduct & Ethics and Compliance Program) dated February 27, 2007, filed as an exhibit to Theron’s Form SB-2;

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 5, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Theron” mean Theron Resource Group unless otherwise indicated.

Theron is an exploration stage Corporation. There is no assurance that commercially viable mineral deposits exist on the claims we have under option. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development

Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. Development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been evaluated as economically and legally feasible.

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

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure & characteristic chemical composition, crystal form & physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide

Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

PART I

Item 1.      Description of Business.

Overview

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1596 Gulf Road, Number 34, Point Roberts, Washington 98281. Our telephone number is (888) 755-9766.

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

Our Current Business – Mineral Exploration

On February 21, 2007, we optioned a property containing six mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner of the claims, an arms-length B.C. resident, to acquire the claims by making certain expenditures and carrying out certain exploration work.

The phase I exploration program on the George property commenced on April 30, 2009 and was completed on June 04, 2009 under the supervision of Egil Livgard, P. Eng., the author of the initial geological and engineering report on the project. Our portion of the phase I geological exploration program on the property cost $20,000 which is a reflection of local costs for the specified type of work. Phase I will required an additional three to four months for analysis, evaluation of the work completed and the preparation of a report. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and costs of operation. We will assess the results of this program upon receipt of an appropriate engineering or geological report.

Our Current Business – Capital Raising

On October 4, 2007, a registration statement relating to our initial public offering of common stock was filed with the SEC. A total of 1,900,000 shares of common stock were sold to the public for $0.05 per share (consisting of 1,000,000 shares sold by us for gross proceeds of $50,000 and 900,000 shares sold by the selling stockholders) prior to the declaration of an effective date of the registration statement under our mistaken assumption that the registration statement had become effective through the passage of time after its filing. Selling shares prior to the establishment of an effective date can result in potential violations of federal and state securities laws. As a result, these stock issuances and resales may have violated the Securities Act. Rescission offers for such potential violations are commonly made by companies in these situations and the filing of a registration statement is a normal part of the rescission offer process. We have previously disclosed in our regulatory filings that all of the subscribers had been informed of this situation. As a result, we were prepared to refund part or all associated monies and to cancel part or all associated common shares that could have been tendered for rescission.

On April 3, 2009, we filed an S-1 rescission offering registration statement which became effective on April 13, 2009, and which addressed federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to us or the selling shareholders. In addition, we conducted the offering in order to be able to reduce our contingent liabilities.

The rescission offer process closed on May 19, 2009, with no shares being submitted for rescission. When the rescission offer expired, any person who did not accept the offer received freely tradable stock.

No shares were issued in the fiscal year under discussion.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with initial exploration of the George claims to determine if there are commercially exploitable deposits of gold. We plan a two-phase exploration program to properly evaluate the potential of the property. We must conduct exploration to determine if gold exists on the property and if any is found it can be economically extracted and profitably processed. We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property. We must conduct exploration to determine if gold exists on our properties and if any gold which is found can be economically extracted and profitably processed.

Item 1A      Risk Factors

Risks Associated with Theron Resource Group, Our Financial Condition and Our Business Model

1. We are an exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on April 11, 2006, although we have started our proposed business we have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $68,773. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to find a profitable exploration property;
  our ability to generate revenues; and
  our ability to reduce exploration costs.

Based upon current plans, we expect to incur losses in future periods. This will happen because there are expenses associated with the exploration of our optioned property. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

2. We have no known mineral reserves and we may not find any gold or if we find gold it may not be in economic quantities. If we fail to find any gold or if we are unable to find gold in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Even if we find gold it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any gold is recoverable, we do not know that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to suspend operations.

3. We require substantial funds merely to determine if mineral reserves exist on our optioned property.

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

  Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;
  Availability and costs of financing;
  Ongoing costs of production;

  Market prices for the products to be produced;
  Environmental compliance regulations and restraints; and
  Political climate and/or governmental regulation and control.

4. Titles to the claims are registered in the name of another person. In order to exercise our rights under the option agreement we must incur certain exploration costs and make royalty payments. Failure by Theron to incur the exploration expenditures or to make the royalty payments will result in forfeiture of Theron’s right to purchase the claims and will result in our having to cease operations.

Title to the claims we intend to explore is not held in our name but rather that of Bryan Livgard, a resident of B.C. In the event Livgard were to grant another person a deed of ownership which was subsequently registered prior to our deed, the third party would obtain good title and we would have nothing. Similarly, if he were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims and we would have little recourse as we would be harmed, will not own any property and would have to cease operations. The option agreement does not specifically reference these risks or the recourse provided. Although we would have recourse against Livgard, there is a question as to whether that recourse would have specific value.

Under the terms of an option agreement, Theron has the right to acquire the title to the claims upon incurring exploration expenses on the claims of a minimum of $20,000 by August 31, 2008, (paid) incurring additional exploration expenses in the amount of $40,000 by August 31, 2010 and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2011. Failure by Theron to make any of the payments or failure to incur the required exploration expenses will result in the loss of the option to acquire the claims. Should we lose the option to acquire the claims, Theron will have to cease operations.

5. Management will devote only a limited amount of time to Theron’s business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business.

Because Jerry R. Satchwell, our President and CEO, will be devoting only approximately 6 hours per week to our business plans, our business may suffer. As a result, exploration of the property may be periodically interrupted or suspended. Interruptions to, or suspension of, exploration may cause us to cease operations.

6. The probability of an individual prospect ever having reserves is extremely remote.

The worldwide mining industry is founded upon small parcels of land being explored by junior exploration entities while the chances of finding reserves on any individual prospect is almost infinitesimal. It is not uncommon to spend millions of dollars on a potential project, complete many phases of exploration and still not obtain reserves that can be economically exploited. Therefore, the chances of Theron’s property having mineral reserves are remote.

7. Management lacks formal training in mineral exploration.

Our officers and directors have no professional accreditation or formal training in the business of exploration. With no direct training or experience in these areas our management may not be fully aware of many of the specific requirements related to working within this industry. Decisions so made without this knowledge may not take into account standard engineering management approaches that experienced exploration corporations commonly make. Consequently, our business, earnings and ultimate financial success could suffer irreparable harm as a result of management’s lack of experience in the industry. Thus, we will retain such technical experts as are required to provide professional and technical guidance.

8. We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we expect that beginning with our annual report on Form 10-K for the fiscal year ended after December 15, 2009, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Corporation Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We have not yet commenced compiling the system and process documentation and performing the evaluation needed to comply with Section 404 due to the high costs and challenges. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, we may identify one or more material weaknesses in our internal control over financial reporting, in which case we may not be able to assert that our internal controls are designed and operating effectively. If we are unable to assert that our internal control over financial reporting is effective as of December 15, 2009 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls) we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Item 1B.      Unresolved Staff Comments

None

Item 2.      Properties

Our principal office is located at 1596 Gulf Road, Number 34, Point Roberts, Washington 98281. Our telephone number is (888) 755-9766. Our principal office is provided by our officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

We hold an option on a gold exploration and mining property known as the George claims containing six mineral claim blocks in south-western B. C. We entered into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner of the claims, an arms-length B.C. resident, to acquire the claims by making certain expenditures and carrying out certain exploration work.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to Theron.

Item 4.      Submission of Matters to a Vote of Security Holders

Our last annual general meeting was held on November 24, 2009, at which time stockholders approved the following actions:

  received and approved the financial statements of the Corporation for its financial year ended May 31, 2008 together with the report of the independent auditors thereon;
  fixed the number of directors at one for the coming year;
  elected a director, Jerry R. Satchwell, to serve until the next annual general meeting of shareholders or until his respective successor(s) is/are elected or appointed;
  ratified the appointment of Gruber & Associates, L.L.C., as independent auditors of the Corporation for the financial year ended May 31, 2009;

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

Our shares of common stock are not quoted or traded on any electronic or other trading system. There is no public market for our common shares.

Our common shares are issued in registered form. Olde Monmouth Stock Transfer Co., Inc., of 200 Memorial Parkway, Atlantic Highlands, NJ 07716 is our stock transfer agent. They can be contacted by telephone at (732) 872-2727 and by facsimile at (732) 872-2728.

On the date of this report the shareholders' list of our common shares showed 48 registered shareholders holding 7,900,000 shares; there are no shares held by broker-dealers. There are 7,900,000 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1596 Gulf Road, Number 34, Point Roberts, Washington 98281. Our telephone number is (888) 755-9766. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On February 21, 2007, we optioned a property containing six mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner of the claims, to acquire the claims by making certain expenditures and carrying out exploration work.

Under the terms of the agreement, Livgard granted to Theron the right to acquire 100% of the right, title and interest of Livgard in the property, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

a)	Theron, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2009 (an engineering report is now expected in October 2009);

b)

Theron, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US $60,000 on or before May 31, 2010;

c)	Upon exercise of the option agreement, Theron will pay to Livgard US $25,000 per annum as pre- payment of the net smelter return, effective May 31, 2011; and

d)	Theron will pay to Livgard an annual royalty equal to three percent (3%) of NSR; and

To date we have advanced $20,000 for the implementation of phase I of the planned exploration program of which the field work has been completed; the final engineering is expected be received in October 2009;

we have not spent any money on research and development activities. Information regarding the property was presented to Mr. Satchwell for review without any contractual obligations.

Phase I Exploration Program – Results to Date

Exploration will assist in the determination of whether gold exists on the property and if any which is found can be economically extracted and profitably processed. We have now completed the field work associated with the first phase of the exploration plan; we do not expect to receive the results of the work and a report on the phase I efforts until some time in October. If our initial exploration efforts are favourable we intend to proceed with longer term exploration.

Initially, we ran a grid over the entire property and reviewed maps of the results of any past reported geological and geochemical programs correlating all past information to our grid; then we completed a geological survey to evaluate certain specific targets previously identified. We related previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations will be tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We will then compare relative concentrations of gold, silver, lead and other indicator metals in recovered samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

Phase II will not be carried out until 2010 and will be contingent upon favourable results from phase I and specific recommendations in the resulting report. Specifics of the work to be carried out have not yet been determined but will be delineated as recommendations in the reporting of the results of phase I. The second phase may require up to six weeks work and is expected to cost $40,000 comprised of wages, fees, camp, equipment rental, trenching, assays and related. Four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Results of Operations

		Year Ended May 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$35,834		$18,165
Net Profit (Loss)		$(35,834)		$(18,165)

COMMON SHARES: Since inception we have used common stock and an advance from a related party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2009 was $3,500. In the fiscal year ended May 31, 2008 $51,500 cash was provided by financing activities as the result of the sale of shares issued prematurely under our SB-2 offering statement ($41,500 and an advance from a related party ($10,000). Net cash provided by financing activities from inception on April 11, 2006 was $66,000 ($65,000 as proceeds received from sales of our common stock and $1,000 as an advance from an officer).

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2009 and 2008 are outlined in the table below:

	Year Ended May 31
	2009	2008
Mineral property exploration	$20,082	$0
Gain on foreign exchange	0	89
Professional fees	5,942	13,334
Communications expenses	1,290	767

	Year Ended May 31
	2009	2008
Office expenses	1,425	1,294
Travel and Entertainment	2,460	1,132
Filing fees	4,635	1,549
Contributed services	0	0
TOTAL	$35,834	$18,165

Operating expenses for the year ended May 31, 2009, doubled as compared to the comparative period in 2008 primarily as a result of the commencement of our business plan and expenditures associated with the first phase of the exploration program on the George property.

During the year ended May 31, 2009, Theron incurred operating expenses of $35,834 as compared to $18,165 for the similar period last year and a total of $68,773 for the period from inception on April 11, 2006, to May 31, 2009. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan and incurring the costs of the first phase of exploration on our optioned mineral project. The costs incurred can be further subdivided into the following categories.

ACQUISITION OF MINERAL PROPERTY INTEREST: Theron incurred no costs for mineral property acquisition costs for the fiscal year ended on May 31, 2009 or for the previous fiscal year. From inception to May 31, 2009 we have incurred $4,242 in costs related to mineral property acquisition. This expense category will vary depending on mineral interest acquisition activities.

MINERAL PROPERTY EXPLORATION: Theron incurred $20,082 in costs for mineral property exploration costs for the fiscal year ended on May 31, 2009, as compared to nil ($0) for the previous fiscal year. From inception to May 31, 2009 we have incurred $20,082 in costs related to mineral property exploration. This expense category will vary depending on our exploration work activities.

GAIN (LOSS) ON FOREIGN EXCHANGE: Our exploration and acquisition costs and certain expenses have been incurred in Canadian Dollars. Nil ($0) was lost on the exchange of USD to CAD in the fiscal year under review while $89 was lost for the period ended May 31, 2008. For the period April 11, 2006, (inception) through May 31, 2009, Theron has lost a total of $89 on foreign exchange transactions.

PROFESSIONAL FEES: Theron incurred $5,942 in professional fees for the fiscal year ended on May 31, 2009 as compared to $13,334 for the previous fiscal year. Decreased costs were incurred in the past year as the result of the relative inactivity in the filing of registration statements and the attendant legal, accounting and filing expenses associated with those filings. From inception to May 31, 2009, we have incurred $24,726 in professional fees mainly spent on legal and accounting matters. This expense category will vary depending on corporate capital raising activities.

COMMUNICATIONS: $1,290 in communications costs were incurred in the fiscal year under review while $767 was incurred for the period ended May 31, 2008. For the period April 11, 2006, (inception) through May 31, 2009, Theron has spent a total of $3,246 on such expenses.

OFFICE EXPENSES: $1,425 in office costs were incurred in the past year. By comparison, $1,294 was incurred for previous fiscal period ended May 31, 2008. From inception through May 31, 2009, a total of $4,903 has been spent on office related expenses.

TRAVEL AND ENTERTAINMENT COSTS: $2,460 in travel and entertainment expenses were incurred in fiscal year under review while $1,132 was incurred for the period ended May 31, 2008. For the period April 11, 2006, (inception) through May 31, 2009, Theron has spent a total of $5,101 on travel and entertainment and related costs.

FILING FEES: We incurred $4,635 in filing costs for the year ended May 31, 2009, and $1,549 for the period ended May 31, 2008. From inception through May 31, 2008, $6,334 was recorded for various filing fees including EDGAR and other related expenses. This category will vary from year to year dependent on the level of corporate filings and other regulatory issues.

CONTRIBUTED EXPENSES (OTHER SERVICES): No contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2009, and none were incurred in the period ended May 31, 2008. For the period April 11, 2006, (inception) through May 31, 2008, a total of $50 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

The Corporation’s president contributed administrative services to the Corporation for the period to May 31, 2007. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed.

RESEARCH AND DEVELOPMENT: Theron has not incurred any expenses for research and development since inception on April 11, 2006.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2009, and none were incurred in the previous fiscal year which ended on May 31, 2008. From inception to May 31, 2009, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 - 2009 or from the date of inception.

At the end of the fiscal year under review, May 31, 2009 and the date of this report, Theron had 7,900,000 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital	At May 31, 2009	At May 31, 2008
Current Assets	$405	$43,289
Current Liabilities	$4,350	$19,900
Working Capital	$(3,945)	$23,389

Cash Flows		At May 31, 2009		At May 31, 2008
Net Cash Used in Operating Activities		$(38,789)		$(16,860)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$(3,500)		$51,500
Increase In Cash During The Period		$(42,289)		$34,640

As of May 31, 2009, our company had a working capital deficit of $3,945.

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to May 31, 2009, was $66,000 as a result of proceeds received from the sale of our common stock and a $1,000 advance from a related party. During that same period, the following table indicates how those proceeds have been spent to date:

Acquisition of mineral property interest	$4,242
Mineral property exploration	20,082
Loss on foreign exchange	89
Professional Fees	24,726
Communications	3,246
Office Expenses	4,903
Travel and Entertainment Expenses	5,101
Filing Fees	6,334
Total Use of Proceeds to May 31, 2009	$68,723

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2009 - 2010. Management projects that we may require $110,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	40,000
Working Capital	35,000
Total	$110,000

As at May 31, 2009, we had a working capital deficit of $3,945. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity bases securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern because our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above. Accordingly, we will require additional financing in order to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Functional Currency
The Company’s functional currency is the United States dollar. Dollar costs of Theron’s property acquisition and planned exploration costs are in Canadian Dollars (CDN). For purposes of consistency and to express United States Dollars throughout this report, Canadian currency has been converted into United States currency at the rate of US $1.00 being approximately equal to CAD 1.00 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2009.

Financial Instruments
At May 31, 2009, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Mineral Interests
Mineral interest acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents.. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2009, and for the period April 11, 2006, (date of inception) through May 31, 2009, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

Income Taxes
The Company adopted SFAS No. 109, “Accounting for Income Taxes” on inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar and where necessary the accounts of the Company’s foreign operations have been translated into United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ deficit.

Fair Value of Financial Instruments
SFAS No. 107 disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the non-credit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) [ASC 810-10]”, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (TM) and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162 (“SFAS 168”)” This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of the Independent Registered Public Accounting Firm by Gruber & Associates, LLP, for the audited financial statements for the year ended May 31, 2009, is included herein immediately preceding the audited financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Theron Resource Group

We have audited the balance sheet of Theron Resource Group (an exploration stage company) as of May 31, 2009 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended May 31, 2009 and 2008 and for the period April 11, 2006 (date of inception) through May 31, 2009. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as of May 31, 2009 and the results of its operations, cash flows and changes in stockholders’ equity for the years ended May 31, 2009 and 2008 and for the period April 11, 2006 (date of inception) through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC

Lake Saint Louis, Missouri
August 28, 2009

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
May 31, 2009

Assets

Current assets
Cash and cash equivalents	$405
Share subscriptions receivable	0
Prepaid Expenses	0

Total Assets	405

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and liabilities	3,350
Due to related party	1,000
Total liabilities	4,350

Common Stock subject to rescission (Note 5)	--

Stockholders' deficit

Common stock, 500,000,000 shares authorized, par value $0.001
7,900,000 shares issued and outstanding	7,900
Additional paid-in capital	57,150
Other comprehensive loss	(222)
Deficit accumulated during the exploration stage	(68,773)
Total stockholders' deficit	(3,945)

Total liabilities and stockholders' deficit	$405

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations

						For the period
						April 11, 2006
		For the		For the		(date of inception)
		year ended		year ended		through
		May 31, 2009		May 31, 2008		May 31, 2009

Revenues	$	---	$		$	---

Expenses
Acquisition of mineral property interest		---		---		4,242
Mineral property exploration		20,082		---		20,082
Gain on Foreign Exchange		---		89		89
Professional fees		5,942		13,334		24,726
Communications expense		1,290		767		3,246
Office expenses		1,425		1,294		4,903
Travel and entertainment		2,460		1,132		5,101
Filing fees		4,635		1,549		6,334
Other services		---		---		50

Total expenses		35,834		18,165		68,773

Net loss		$(35,834)		$(18,165)		$(68,773)

Basic and diluted loss per common share		(0.005)		(0.003)

Weighted average number of common shares used in per
share calculations		6,932,877		6,900,000

See accompanying notes to financial statements

Theron Resource  Group
(an Exploration  Stage Company)
Statement  of Changes  in Stockholders'  Equity

								Deficit
								accumulated
	Common			Additional		Other		during the	Total
	shares	Common		paid-in		Comprehensive		exploration	stockholders'
	outstanding	stock		capital		Loss		stage	equity

Common shares issued for
cash	6,000,000	$6,000	$	---	$	---	$	---	$6,000

Balance, May 31, 2006	6,000,000	6,000		---		---		---	6,000

Common shares issued for
cash	900,000	900		8,100		---		---	9,000

Contributed services	---	---		50		---		---	50

Currency exchange loss	---	---		---		(222)		---	(222)

Net loss for the year	---	---		---		---		(14,774)	(14,774)

Balance, May 31, 2007	6,900,000	$6,900		$8,150		(222)		$(14,774)	$54

Net loss for the year	---	---		---		---		(18,165)	(18,165)

Balance, May 31, 2008	6,900,000	$6,900		$8,150		(222)		$(32,939)	$(18,111)

Common shares issued for
cash	1,000,000	1,000		49,000		---		---	50,000

Net loss for the year	---	---		---		---		(35,834)	(35,834)

Balance, May 31, 2009	7,900,000	$7,900		$57,150		(222)		$(68,773)	$(3,945)

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows

						For the period
						April 11, 2006
		For the		For the		(date of inception)
		year ended		year ended		through
		May 31, 2009		May 31, 2008		May 31, 2009

Cash flows used for operating activities
Net loss		$(35,834)		$(18,165)		$(68,773)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contributed services		0		0		50
Other comprehensive loss		0		0		(222)
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses		595		(595)		0
Increase (decrease) in accrued expenses		(3,550)		1,900		3,350

Cash flows used for operating activities		(38,789)		(16,860)		(65,595)

Cash flows from financing activities
Repayment of shareholder advances		(13,000)		0		0
Advances from shareholders		1,000		10,000		1,000
Proceeds from issuance of common stock		8,500		0		65,000
Proceeds from issuance of common stock, subject to rescission		0		41,500		0

Cash flows from financing activities		(3,500)		51,500		66,000

Increase in cash and cash equivalents		(42,289)		34,640		405

Cash and cash equivalents - Beginning of period		42,694		8,054		---

Cash and cash equivalents - End of period		$405		$42,694		$405

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		50		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception) to May 31, 2009.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at May 31, 2009 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $35,834 for the year ended May 31, 2009 and $68,773 for the period from April 11, 2006 (date of inception) through May 31, 2009. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we may have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 3 – Summary of Significant Accounting Policies (continued)

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

Fair value of financial instruments and derivative financial instruments

SFAS No. 107 disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 3 – Summary of Significant Accounting Policies (continued)

carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

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

The Corporation currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $68,773 as of May 31, 2009 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $68,773 expire in various years through 2029. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended May 31, 2009, and for the period April 11, 2006 (date of inception) through May 31, 2009 there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit

Special purpose entities

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 3 – Summary of Significant Accounting Policies (continued)

When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended May 31, 2009. As of May 31, 2009, there were no options outstanding.

Business segments

SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public . It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company has evaluated the requirements of SFAS No. 131, and has determined that it is not applicable.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception) through May 31, 2009.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No., 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The translation was not material to accumulate in the current fiscal year.

Recently issued accounting pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 3 – Summary of Significant Accounting Policies (continued)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165") [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS -- AN AMENDMENT OF FASB STATEMENT NO. 140 ("SFAS 166") [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, AMENDMENTS TO FASB INTERPRETATION NO. 46(R) ("SFAS 167") [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 3 – Summary of Significant Accounting Policies (continued)

of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION(TM) AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES A REPLACEMENT OF FASB STATEMENT NO. 162 ("SFAS 168"). This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritatiVE accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 4 – Common stock transactions

Activity for the period April 11, 2006 (date of inception) to May 31, 2006

On April 20, 2006 the Company issued 6,000,000 shares of common stock to it’s founder for $6,000 in cash.

Activity for the period June 1, 2006 to May 31, 2007

On November 30, 2006, the Company issued 900,000 shares for cash of $9,000.

Activity for the period June 1, 2007 to May 31, 2008

During April and May, 2008 the Company received $41,500 and had a subscription receivable in the amount of $8,500 for the issuance of 1,000,000 shares of common stock subscribed for at a price of $0.05 per share pursuant to the Company’s SB-2 registration statement dated October 11, 2007 and three selling shareholders resold 900,000 shares between December 23, 2007 and May 31, 2008. All of the 1,900,000 shares so issued or resold were issued or resold prior to the declaration of an effective date for the Company’s SB-2 registration statement under our mistaken assumption that the registration statement had become effective through the passage of time.

Activity for the period June 1, 2008 to May 31, 2009

Received $8,500 from the common stock subscriptions receivable at March 31, 2008.

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 05, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

As a result, the Company made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under an S-1 Rescission Offering registration statement. These shares of common stock may be subject to rescission by the shareholder because of the Company's failure to comply with

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

Note 5 – Common Stock Subject to Rescission (Continued)

securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

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

In January 2009 under an S-1 rescission offering registration statement revised to April 3, 2009 the Company offered to rescind a total of 1,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007 SB-2 registration statement. These shares represented all of the SB-2 shares the Company issued (1,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be. The rescission statement became effective on April 13, 2009 and closed on May 14, 2009 with no shareholder accepting the offering, i.e., tendering their shares for repurchase. As of the date of this report, Sierra has 7,900,000 shares of common stock issued and outstanding.

Note 6 – Related party transactions

The amount due to a related party at the end of the previous fiscal year comprised of a $13,000 advance from the Company’s officer and director. During the current year ended on May 31, 2008, the debt was fully repaid. On April 22, 2009 an officer and director advanced $1,000 to the Company. The advance has not been repaid as of May 31, 2009.

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

Upon exercise of the option, the Company is required to pay the owner, commencing May 31, 2010, the sum of $25,000 per annum, as prepayment of the net smelter royalty.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer and treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of May 31, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief financial and chief executive officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2009, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of May 31, 2009, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses. management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Item 9B.      Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The following individuals were serving as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held	Age	Date First Elected
Jerry R. Satchwell	Chief Executive Officer Chief Operating Officer Chief Financial Officer Director	73	April 11, 2006

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Mr. Satchwell, spent approximately 10% of his time (approximately 6 hours per week) on the affairs of Theron. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jerry R. Satchwell, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Director – has held his office/position since April 11, 2006, will be spending approximately 6 hours of his time on the affairs of Theron and is expected to hold the office/position until the next annual meeting of our shareholders. None of the directors or officers has professional or technical accreditation in the exploration business. Mr. Satchwell is a director who serves as president, secretary, treasurer and chief executive officer and has been, a management and business consultant since 1970 in the areas of mining and petroleum exploration and development. He is in the business of providing financial, management and consulting services, merger and acquisition as well as corporate structuring to development and exploration stage businesses. Prior to that he spent 15 years in corporate finance. He is not a director of any other corporations, public or private.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

  a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;
  being subject to any order, judgement or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe the during fiscal year ended May 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Our board of directors on April 22, 2008, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics Program was filed as an exhibit to our Form SB-2 filed with the SEC on October 4, 2007. A copy will be sent without charge to anyone requesting a copy by contacting us at our principal office by letter or e-mail..

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an ‘audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Web Site

Theron does not maintain a Web site but has an e-mail address at “theronventures@gmail.com”.

Item 11.      Executive Compensation

(a)      General

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2009 and 2008; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2009, and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b)      Summary Compensation Table

	Fiscal					Options
Name and	Year			Stock	Securities	Awards (Value	Total
Principal	Ended			Awards	Underlying	of Options) ($)	Compen-
Position	May 31	Salary	Bonus	($)	Options	(5)	sation
Jerry R. Satchwell – President & Director	2008	$0	$0	$0	Nil	$0	$0
Jerry R. Satchwell – President & Director	2009	$0	$0	$0	Nil	$0	$0

Further, Mr. Jerry R. Satchwell is deemed to have received $50 in 2006 – 2007 from Theron for certain administrative services as contributed administrative services with a corresponding credit to additional paid-in capital. No payments were made. Otherwise, Mr. Satchwell, our senior officer and director, has received no compensation for his time or services rendered to Theron and there are no plans to compensate him in the near future, unless and until we begin to realize revenues and become profitable in our business. The fair market value of the 6,000,000 shares of Theron issued to Mr. Satchwell in October 2006 for cash consideration of $6,000 did not exceed the $0.001 per share that he paid for the shares.

(c)      Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favour of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(d)      Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(e)      Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

(f)      Compensation of Directors

The members of the Board of Directors are not compensated by Theron for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

(g)      Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by Theron, with respect to the officers, directors, employees or consultants of Theron that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

(h)      Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

(i)      Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

	Name and Address of Beneficial	Amount & Nature of	Percentage
Title of Class	Owner [1] [2] [4]	Beneficial Ownership [3]	of Class
common stock	Jerry R. Satchwell 1596 Gulf Road, Number 34, Point Roberts, WA 98281	6,000,000 Beneficial Owner	67.4%

[1]

The person named above may be deemed to be a “parent” and “promoter” of Theron, within the meaning of such terms under the Securities Act by virtue of his direct and indirect stock holdings. Mr. Satchwell is the only “promoter” of Theron Resource Group

[2]

The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

[3]	As of May 31, 2009, and the date of this report.
[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on The date of this report. As of the date of this report, there were 7,900,000 shares of our common stock issued and outstanding.

(b) Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with Theron. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

	Name and Address of Beneficial Owner [1]	Amount & Nature of	Percentage
Title of Class	[3]	Beneficial Ownership [2]	of Class
common stock	Jerry R. Satchwell 1596 Gulf Road, Number 34, Point Roberts, WA 98281 Director and officer since April 11, 2006	6,000,000	67.4%

[1]	As of May 31, 2009, and the date of this report.
[2]

Common shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof based upon information furnished to Theron by individual directors and officers. All such shares are held directly.

[3]

The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

The directors, officers and other members of management of Theron, as a group beneficially own, directly or indirectly, 6,000,000 of our common shares, representing 67.4% of the total issued and outstanding securities of Theron as of May 31, 2009, and the date of this report

There are no outstanding stock options.

(c) Equity Compensation Plans

We do not have a stock option plan in favour of any director, officer, consultant or employee of our company.

(d) Changes in Control

We do not anticipate at this time any changes in control of Theron. There are no arrangements either in place or contemplated which may result in a change of control of Theron. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2009, and for fiscal year ended May 31, 2008, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2009	May 31, 2008
Audit Fees	$5,000	$8,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$5,000	$8,000

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2009, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $5,000 as compared to $8,000 for the similar period of the preceding fiscal year and for the period from inception on April 11, 2006, to May 31, 2009, the amount was approximately $18,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on April 11, 2006, to May 31, 2009, the amount was $0.

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2009, and 2008 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on April 11, 2006, to May 31, 2009, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2009, and 2008 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on April 11, 2006, to May 31, 2009, the amount was approximately $0.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)      Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)      Exhibits

Exhibit No.	Description
(1)	Registration Statement
1.1	S-1 Rescission Offering Statement dated April 3, 2009, including audited financial statements for the fiscal year ended May 31, 2008

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on October 04, 2007)
3.2	Bylaws (incorporated by reference from our registration statement on Form SB- 2 filed on October 04, 2007)

(10)	Material Contracts
10.1	Option To Purchase And Royalty Agreement between Theron Resource Group and Bryan Livgard (incorporated by reference from our registration statement on Form SB-2 filed on October 04, 2007)
10.2	Code Of Business Conduct & Ethics and Compliance Program (incorporated by reference from our registration statement on Form SB-2 filed on October 04, 2007)

(31)	Section 302 Certification
31.1 *	Section 302 Certification - Certification of Jerry R. Satchwell as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Section 302 Certification - Certification of Jerry R. Satchwell as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1 *	Section 906 Certification - Certification of Jerry R. Satchwell as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Section 906 Certification - Certification of Jerry R. Satchwell as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERON RESOURCE GROUP
(Registrant)

By        /s/ “Jerry R. Satchwell”

Jerry R. Satchwell, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: September 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        /s/ “Jerry R. Satchwell”

Jerry R. Satchwell, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: September 8, 2009