Form 10-Q
period 2009-08-31
Theron Resource Group
filed 2009-10-15
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

 For the quarterly period ended AUGUST 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,900,000 shares of Common Stock as of the date of this periodic report.

Transitional Small Business Format. Yes [           ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
August 31, 2009

	August 31, 2009	August 31, 2008	May 31, 2009
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$89	$4,904	$405
Prepaid expenses	-----	591	-----

Total Assets	89	5,495	405

Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable and accrued liabilities	4,320	4,575	3,350
Due to related party (Note 6)	1,000	-----	1,000
Contingent Liability - shares subject to rescission (Note 5)	-----	46,250	-----

Total current liabilities	5,320	50,825	4,350

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $.001, 7,900,000 shares issued and
outstanding	7,900	6,900	7,900
Additional paid-in capital	57,150	8,150	57,150
Other comprehensive loss	(222)	(222)	(222)
Deficit accumulated during the exploration stage	(70,059)	(60,158)	(68,773)
Total stockholders' equity	(5,231)	(45,330)	(3,945)

Total liabilities and stockholders' equity	$89	$5,495	$405

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

						For the period
		Three months		Three months		April 11, 2006
		ended		ended		(date of inception)
		August 31,		August 31,		through
		2009		2008		August 31, 2009

Revenues	$	---	$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		4,242
Mineral property exploration		---		20,083		20,082
Loss on foreign exchange		2		2		91
Professional fees		1,106		675		25,833
Communications expense		---		1,290		3,246
Office expenses		57		1,150		4,960
Travel and entertainment		---		2,460		5,101
Filing fees		120		1,559		6,454
Other services		---		---		50

Total expenses		1,285		27,219		70,059

Net loss		$(1,285)		$(27,219)		$(70,059)

Basic and diluted loss per common share		$0.000		$(0.004)	$

Weighted average number of common shares
used in per share calculations		7,184,932		6,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for
cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	50	---	---	50

Currency exchange loss	---	---	---	(222)	---	(222)

Net loss for the period
April 11, 2006 (inception)
to May 31, 2007	---	---	---	---	(14,774)	(14,774)

BALANCE, MAY 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54

Net los for the year					(18,165)	(18,165)

BALANCE, MAY 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)

Common shares issued
for cash	1,000,000	1,000	49,000	---	---	50,000

Net Loss for the year	---	---	---	---	(35,834)	(35,834)

BALANCE, MAY 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)

Net Loss for the quarter
ended August 31, 2009	---	---	---	---	(1,285)	(1,285)

BALANCE, AUGUST 31, 2009	7,900,000	7,900	57,150	(222)	(70,059)	(5,231)

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						For the period
						October 19, 2006
		Three months		Three months		(date of inception)
		ended		ended		through
		August 31, 2009		August 31, 2008		August 31, 2009

Cash flows used for operating activities
Net loss		$(1,285)		$(27,219)		$(70,059)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contributed services		0		0		50
Other comprehensive loss		0		0		(222)
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses				4		0
Increase (decrease) in accounts payable & accrued liabilities		970		(2,325)		4,320

Cash flows used for operating activities		(315)		(29,540)		(65,911)

Cash flows from financing activities
Advances (repayments) from (to) related party		0		(13,000)		1,000
Share Subscriptions		0		0		0
Contingent Liabilities --- share subscriptions received		0		4,750		0
Proceeds from issuance of common stock		0		0		65,000

Cash flows from financing activities		0		(8,250)		66,000

Increase in cash and cash equivalents		(315)		(37,790)		89

Cash and cash equivalents --- Beginning of period		405		42,694		0

Cash and cash equivalents --- End of period		$89		$4,904		$89

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non---cash financing activities
Paid in capital from contributed services		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

Note 1 – Nature of Operations

Theron Resource Group (“the Company”) was incorporated under the laws of the State of Wyoming on April 11, 2006. The Company is a start-up, exploration stage corporation which has an option agreement to acquire, through a two-phase exploration program, a property in south-western British Columbia, Canada, consisting of nine claim blocks covering 4,380 acres. The Company’s business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold. If gold exists on the claims the Company will determine if it can be economically extracted and profitably processed.

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception) to August 31, 2009.

Note 2 – Basis of Presentation and Going Concern

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period April 11, 2006 (inception), through May 31, 2009, as filed in its Form 10-K Report dated September 8, 2009 and should be read in conjunction with the notes thereto. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at August 31, 2009, and for the three months ended August 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $1,285 for the three month period ended August 31, 2009 and a loss of $70,059 for the period from April 11, 2006 (date of inception), through August 31, 2009. In addition, the Company has not generated any revenues, no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plan to support the Company in operation and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from the public offering, it will have to find alternative sources, such as a second public offering, a private placement of securities or loans from its officers, directors or others. If the Company requires additional cash and can’t raise it, it will either have to suspend operations until the cash is raised or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

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
AUGUST 31, 2009

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

Income taxes

The Company adopted SFAS No. 109 “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three month period ended August 31, 2009 and for the period April 11, 2006 (date of inception), through August 31, 2009 there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R “Share-Based Payment, an Amendment of FASB Statement No. 12.”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the quarter ended August 31, 2009. As of August 31, 2009, there were no options outstanding.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5 “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception), through August 31, 2009.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No., 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2008), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements Nos. 87, 88, 106, and 132(R)”. One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51”. The objective of this statement is to establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In May 2008, the FASB issued SFASB No. 163 “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2009. The Company does not believe this pronouncement will impact its financial statements.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

In April 2009, the FASB issued FSP No. FAS 157-4 “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” .This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, the FASB issued SFAS No. 165 “Subsection Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162”. This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Activity for the period June 1, 2009 to August 31, 2009

No shares were issued during the period.

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500 for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 05, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

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

In January 2009, under an S-1 rescission offering registration statement revised to April 3, 2009, the Company offered to rescind a total of 1,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007 SB-2 registration statement. These shares represented all of the SB-2 shares the Company issued (1,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be. The rescission statement became effective on April 13, 2009 and closed on May 14, 2009 with no shareholder accepting the offering, i.e., tendering their shares for repurchase. As of the date of this report, Theron has 7,900,000 shares of common stock issued and outstanding.

Note 6 – Related party transactions

As of August 31, 2009, the amount due to a related party consists of a $1,000 advance from the Company’s officer and director. The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Note 7 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, the Company must incur exploration expenditures on the claims in the minimum amount of $20,000 by August 31, 2008, an additional $40,000 by August 31, 2009. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We are currently awaiting an engineering report on the first phase project before determining future actions.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on page 5, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

General Information

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Theron” mean Theron Resource Group, unless otherwise indicated.

Theron is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Foreign Currency and Exchange Rates

Dollar costs of Theron’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.10 or CA $1.00 being approximately equal to US $0.90 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2009, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

Overview

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1596 Gulf Road, No. 34, Point Roberts, Washington 98281; telephone (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

The phase I exploration program on the George property commenced on April 30, 2009, and was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological and engineering report on the project. Our portion of the phase I geological exploration program on the property cost $20,000 which is a reflection of local costs for the specified type of work. Phase I required an additional three to four months for analysis, evaluation of the work completed and the preparation of a report. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and costs of operation. We will assess the results of this program upon receipt of an appropriate engineering or geological report.

Theron is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

The reader of this periodic report is directed to our Form 10-K Report for May 31, 2009, dated September 8, 2009, and our S-1 registration statement dated April 3, 2009, for further discussion of the property, mineral exploration in Canada, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan is to proceed with the initial exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Egil Livgard, P. Eng., to complete the first phase of the work program and to complete and assess the results of the program. Upon receipt of that report we will be in a position to review the work completed and to properly evaluate the potential of the property and to determine if gold exists on the property and if any gold which is found can be economically extracted & profitably processed.

The option agreement expired on May 31, 2009, but the property owner has verbally agreed to take no action to terminate the agreement until such time as we have been able to review the engineering report of the first phase of the exploration program and are in a position to determine how and when we will be able to move forward with the project.

For the first phase of the exploration program we ran a grid over the entire property and reviewed maps of the results of any past reported geological and geochemical programs correlating all past information to our grid; then we completed a geological survey to evaluate certain specific targets previously identified. We related previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations will be tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We will then compare relative concentrations of gold, silver, lead and other indicator metals in recovered samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

Phase II will not be carried out until 2010 and will be contingent upon favourable results from phase I and specific recommendations of a professional engineer or geologist based on those results. Favourable results would mean that an engineer, geologist or other recognized professional reported that there is a strong likelihood of value being added to the claims by completing the next phase of exploration and makes a formal written recommendation that we proceed to the next phase of exploration. Phase II will be directed towards trenching selected areas and may require up to three weeks work; costs will be approximately $40,000 comprised of wages, fees, camp, trenching, assays and related. The cost estimate is based on local costs for the specified type of work.

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

Risks

At present we do not know whether the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions can be encountered in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Livgard has granted an option to Theron to allow us to explore, mine and recover any minerals on the claims. As with the preceding, if he were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, in either event, Livgard would be liable to us for monetary damages for breach of the agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The agreement does not specifically reference these risks or the recourse. Although we would have recourse against the vendor in the situations described, there is a question as to whether that recourse would have specific value.

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

In order to complete future phases of exploration we will need to secure additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future phases. Should we be unable to raise additional funding to complete future exploration, we would have to cease operations.

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three months ended August 31, 2009, August 31, 2008, and April 11, 2006 (inception), through August 31, 2009, are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006, to August 31, 2009, was $66,000 ($65,000 as a result of proceeds received from sales of our common stock and $1,000 advanced without terms of repayment by a related party).

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2009. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2009,was $0 and $0 for the same periods in the previous fiscal year.

COMMON STOCK –Net cash provided by financing activities during the quarter ended August 31, 2009, was nil ($0) as compared to $8,250 received for the quarter ended August 31, 2008, and $66,000 received for the period from inception on April 11, 2006, through to and including August 31, 2009. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

		For the quarter		For the quarter	April 11, 2006,
		ended		ended	(inception) thru
Expense Item		August 31, 2009		August 31, 2008	August 31, 2009

Acquisition of mineral property	$	---	$	---	$4,242
Mineral property exploration		---		20,083	20,083
Loss on foreign exchange		2		2	91
Professional fees		1,106		675	25,833
Communications expense		---		1,290	3,246
Office expenses		57		1,150	4,960
Travel and entertainment		---		2,460	5,101
Filing fees		120		1,559	6,454
Other services		---		---	50

TOTAL		$1,285		$27,219	$70,059

SUMMARY – Total expenses for the quarter ended August 31, 2009, amounted to $1,285 while $27,219 was spent in the similar period ended August 31, 2008. A total of $70,095 in expenses has been incurred since inception on April 11, 2006, through August 31, 2009. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising. Current quarter expenses declined largely because in the same period last year we paid for the phase I exploration program, even though it was not completed until this year, and no such costs were incurred this year which left Theron relatively inactive while we awaited the receipt of the phase I engineering report.

CONTRIBUTED EXPENSES: No contributed expenses were incurred for the quarters ended August 31, 2009, or August 31, 2008. A total of $50 has been expensed in the period from inception on April 11, 2006, to August 31, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: $1,106 in professional fees were incurred for the quarter ended August 31, 2009, while $675 was spent in the similar period ended August 31, 2008. From inception to April 11, 2006, we have incurred $25,833 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarters ended August 31, 2009, or August 31, 2008, and no compensation costs have been incurred since inception.

OFFICE EXPENSES: $57 was expended on the office for the quarter ended August 31, 2009, while $1,150 was spent in the similar period ended August 31, 2008. From April 11, 2006 (inception), through August 31, 2009, a total of $4,960 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

LOSSS ON FOREIGN EXCHANAGE: $2 in foreign exchange losses were incurred for the quarter ended August 31, 2009, while $2 was expended in the similar period ended August 31, 2008. From April 11, 2006 (inception), through August 31, 2009, a total of $91 has been lost on foreign exchange transactions.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $0 in travel, entertainment or meal expenses were incurred for the quarter ended August 31, 2009, and $2,460 was expended in the similar period last year. For the period April 11, 2006 (inception), through August 31, 2009, a total of $5,101 has been spent on this category.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the most recent three month period ended on August 31, 2009, and $1,290 for the similar period ended August 31, 2008. From April 11, 2006 (inception), through August 31, 2009, $3,246 has been spent on communication costs related to establishing our business.

FILING FEES: $120 in filing fees was incurred for the quarter ended August 31, 2009, and $1,159 was spent in the quarter ended August 31, 2008. For the period April 11, 2006 (inception), through August 31, 2009, Theron has spent $6,454 on filing and related fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarters under review. From April 11, 2006 (inception), through August 31, 2009, Theron has spent a total of $4,242 on mineral property acquisition expenses. This cost category will vary depending on our acquisition or disposition activities.

MINERAL PROPERTY EXPLORATION COSTS: Theron advanced $0 (nil) during the first quarter for the exploration program cost but spent $20,083 for such costs in the similar period in 2008. From April 11, 2006 (inception), through August 31, 2009, we have spent $20,083 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarter ended August 31, 2009; none were incurred for the similar period ended August 31, 2008. From April 11, 2006 (inception), through August 31, 2009, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended August 31, 2009, $315 in net cash was used and for the similar period ended on August 31, 2008, the amount was $29,540. We have used $65,911 in net cash from inception on April 11, 2006, to August 31, 2009.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2009 or from the date of inception.

Theron did not net sell or issue any shares of its common stock during the most recent quarter. As of the date of this report Theron has 7,900,000 common shares issued and outstanding.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

As of August 31, 2009, we had a deficit of $5,261 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2010, we will concentrate our efforts on the review of the phase I work program on our optioned mineral property and securing additional financing to be able to carry out our business plan. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, we will try to raise the funds required from a new public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2009 – 2010. Management projects that we will require a total of up to $120,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	40,000
Working Capital	45,000

Total	$120,000

As at August 31, 2009, we had a working capital deficit of $5,261. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2009, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006, to August 31, 2009, was $66,000 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs) and a $1,000 advance from a related party. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 3 placees. In the fiscal year ended May 31, 2008, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of August 31, 2009, our total assets consisting entirely of cash amounted to $89 and total liabilities were $5,320. Working capital stood at negative $5,261.

For the three months ended August 31, 2009, the net loss was $1,285 ($0.000 per share) as compared to a loss of $27,219 ($0.004 per share) for the similar period last year. The loss per share was based on a weighted average of 7,184,932 common shares outstanding at August 31, 2009, and 6,900,000 as at August 31, 2008. The net loss from inception to August 31, 2009, is $70,059.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2009. Although inflation is moderately higher than it was during 2008 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended August 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Theron had 7,900,000 shares of common stock issued and outstanding as of August, 31, 2009, and as of the date of this periodic report. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to August 31, 2009, was $66,000 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$4,242
Exploration of Mineral Property – advance	20,083
Loss on Currency Exchange	91
Professional Fees	25,833
Communications Expenses	3,246
Office Expenses	4,960
Travel, Entertainment and Meals	5,101
Filing Fees	6,454
Other Costs and Services	0

Total Use of Proceeds to August 31, 2009	$70,009

Common Stock

During the quarter ended August 31, 2009, no shares of common stock were issued. As of August 31, 2009, and the date of this periodic report, there were 7,900,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending August 31, 2009.

Code of Ethics

The Board of Directors on February 21, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code is available upon written request by contacting our offices by telephone at (888) 755-9766 or writing to 1596 Gulf Road, No. 34, Point Roberts, Washington 98281

Web Site

Theron does not maintain a Web site but has an e-mail address at “therongroup@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2009: NONE

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

Date: October 15, 2009

BY: /s/ Jerry R. Satchwell

JERRY R. SATCHWELL, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors