Form 10-Q
period 2009-11-30
Theron Resource Group
filed 2010-01-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended NOVEMBER 30, 2009

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
November 30, 2009

	Six Months	Six Months
	ended	ended
	November 30, 2009	November 30, 2008	May 31, 2009
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$5,804	$2,007	$405
Subscription Receivable	0	2,500	0
Prepaid expenses	0	31	0

Total Assets	5,804	4,538	405

Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable and accrued liabilities	1,150	2,180	3,350
Due to related party	16,000	0	1,000

Total liabilities	17,150	2,180	4,350

Common Stock subject to Rescission (Note 5)	0	50,000	0

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $0.001, 7,900,000 shares issued and
outstanding	7,900	6,900	7,900
Additional paid-in capital	57,150	8,150	57,150
Other comprehensive loss	-222	-222	-222
Deficit accumulated during the exploration stage	-76,174	-62,470	-68,773
Total stockholders' equity	-11,346	-47,642	-3,945

Total liabilities and stockholders' equity	$5,804	$4,538	$405

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

										For the period
		Three months		Three months		Three months		Three months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		November 30,		November 30,		November 30,		November 30,		through
		2009		2008		2009		2008		November 30, 2009

Revenues	$	---	$	---	$	---	$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		---		---		4,242
Mineral property exploration		---		---		---		20,082		20,082
Loss on foreign exchange		1		77		1		79		90
Professional fees		1,049		1,335		2,158		2,010		26,883
Communications expense		---		---		---		1,290		3,246
Office expenses		42		116		98		1,267		5,002
Travel and entertainment		---		---		---		2,460		5,101
Transfer agent		4,000		---		4,000		---		4,000
Filing fees		1,023		784		1,144		2,343		7,478
Other services		---		---		---		---		50

Total expenses		6,115		2,312		7,401		29,531		76,174

Net loss		$-6,115		$-2,312		$-7,401		$-29,531		$-76,174

Basic and diluted loss per common share		$(0.001)		$(0.000)		$(0.001)		$(0.004)	$

Weighted average number of common shares
used in per share calculations		7,900,000		6,900,000		7,900,000		6,900,000

See accompanying notes to financial statements

Theron Resource  Group
(an Exploration  Stage Company)
Statement  of Changes  in Stockholders'  Equity
 (Unaudited)

								Deficit
								accumulated
	Common			Additional		Other		during the	Total
	shares	Common		paid-in		Comprehensive		exploration	stockholders'
	outstanding	stock		capital		Loss		stage	equity

Common shares issued for
cash	6,000,000	$6,000	$	---	$	---	$	---	$6,000

Balance, May 31, 2006	6,000,000	6,000		---		---		---	6,000

Common shares issued for
cash	900,000	900		8,100		---		---	9,000

Contributed services	---	---		50		---		---	50

Currency exchange loss	---	---		---		-222		---	-222

Net loss for the year	---	---		---		---		-14,774	-14,774

Balance, May 31, 2007	6,900,000	$6,900		$8,150		-222		$-14,774	$54

Net loss for the year	---	---		---		---		-18,165	-18,165

Balance, May 31, 2008	6,900,000	$6,900		$8,150		-222		$-32,939	$-18,111

Common shares issued for
cash	1,000,000	1,000		49,000		---		---	50,000

Net loss for the year	---	---		---		---		-35,834	-35,834

Balance, May 31, 2009	7,900,000	$7,900		$57,150		-222		$-68,773	$-3,945

Net Loss for the six months
ended November 30, 2008	---	---		---		---		-7,401	-7,401

BALANCE, NOVEMBER 30, 2008	7,900,000	7,900		57,150		-222		-76,174	-11,346

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

										For the period
		Three months		Three months		Six months		Six months		October 19, 2006
		ended		ended		ended		ended		(date of inception)
		November 30,		November 30,		November 30,		November 30,		through
		2009		2008		2009		2008		November 30, 2008

Cash flows used for operating activities
Net loss		$-6,115		$-2,312		$-7,401		$-29,531		$-76,174
Adjustments to reconcile net loss to net cash provided
by operating activities:
Contributed services		0		0		0		0		50
Other comprehensive loss		0		0		0		0		-222
Changes in operating assets and liabilities
(Increase) decrease in subscriptions receivable		0		-2,500		0		-2,500		0
(Increase) decrease in prepaid expenses		0		-31		0		-31		0
Increase (decrease) in accounts payable & accrued liabilities		-3,170		-2,395		-2,200		-4,720		1,150

Cash flows used for operating activities		-9,285		-4,707		-9,601		-34,251		-75,196

Cash flows from financing activities
Advances (repayments) from (to) related party		15,000		0		15,000		-13,000		16,000
Proceeds from issuance of common stock, subject to rescission		0		0		0		0		0
Proceeds from issuance of common stock		0		0		0		0		65,000

Cash flows from financing activities		15,000		0		15,000		-13,000		81,000

Increase in cash and cash equivalents		5,715		-4,707		5,399		-47,251		5,804

Cash and cash equivalents - Beginning of period		89		9,245		405		51,789		0

Cash and cash equivalents - End of period		$5,804		$4,538		$5,804		$4,538		$5,804

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---	$	---	$	---
Income taxes paid		---		---		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception) to November 30, 2009.

Note 2 – Basis of Presentation and Going Concern

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period April 11, 2006 (inception), through May 31, 2009, as filed in its Form 10-K Report dated September 8, 2009, and should be read in conjunction with the notes thereto. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

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

The Company’s financial statements at November 30, 2009, and for the six months ended November 30, 2009, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $6,115 for the three month period ended November 30, 2009 and a loss of $76,174 for the period from April 11, 2006 (date of inception), through November 30, 2009. In addition, the Company has not generated any revenues, no revenues are anticipated until we begin removing and selling gold, and there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
NOVEMBER 30, 2009

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mining exploration costs

In accordance with Securities and Exchange Commission Industry Guide 7 and ASC Topic Accounting and Reporting by Development Stage Companies,, the Company charges mineral property acquisition costs and exploration costs to operations as incurred.

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

It is difficult to estimate the full costs of compliance with the environmental laws since the full nature and extent of our proposed activities cannot be determined until the Company starts operations. The Company will record a liability for the estimated costs to reclaim the mined land by recording charges to production costs for each unit of gold mined over the life of the mine. The amount to be charged will be based on management’s estimate of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures are charged to operations as incurred.

Use of estimates

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Fair value of financial instruments and derivative financial instruments

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Income taxes

The Company adopted ASC Topic “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three month period ended November 30, 2009 and for the period April 11, 2006 (date of inception), through November 30, 2009, there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, ASC Topic “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the quarter ended November 30, 2009. As of November 30, 2009, there were no options outstanding.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

Business segments

ASC Topic “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company has evaluated the requirements of SFAS No. 131 and has determined that it is not applicable.

Start-up expenses

The Company has adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception), through November 30, 2009.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with ASC Topic “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Recently issued accounting pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In December 2007, ASC Topic “Business Combinations” was issued. The objective of this statement will significantly change the accounting for business combinations. An acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the adoption of this topic to have a material impact on the consolidated financial statements.

In December 2007, ASC Topic “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” was issued. The objective of this topic is to establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. The Company does not expect the adoption of this topic to have a material impact on the consolidated financial statements.

In March 2008, ASC Topic “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, was issued which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under this topic and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of this topic to have a material impact on the consolidated financial statements.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

In May 2008, ASC Topic “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60” was issued. The scope of the topic is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2009. The Company does not believe this pronouncement will impact its financial statements.

In April 2009, ASC Topic “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued .This topic provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. This topic is effective prospectively beginning April 1, 2009. The adoption of this topic did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, ASC Topic “Recognition and Presentation of Other-Than-Temporary Impairments” was issued. This topic modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The topic also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the topic, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The topic further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The topic requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, ASC Topic , “Interim Disclosures about Fair Value of Financial Instruments” was issued. This topic essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the topic requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, ASC Topic “Subsection Events” was issued. It provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The topic also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The topic is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events were reviewed through January 11, 2010 the date the financial statements were issued. See note 9 for events occurring subsequent to November 30, 2009 through January 11, 2010.

In June 2009, ASC Topic, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” was issued. It requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. The topic eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. The topic is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

In June 2009, ASC Topic, “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated was issued. This topic clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This topic requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This topic also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The topic is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact it will have on its financial condition, results of operations or cash flows.

In June 2009, ASC Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” was issued. This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the second quarter of the year ending May 31, 2010, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending November 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

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

As a result, the Company made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under an S-1 Rescission Offering registration statement. These shares of common stock were subject to rescission by the shareholder because of the Company's failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency.

Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98 require that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity. The exercise of the rescission right is at the holders’ discretion, but exercise of that right may depend in part on the fair value of the Company’s common stock, which is outside of the Company’s and the holders’ control. Consequently, common stock subject to rescission was classified as temporary equity.

Activity for the period June 1, 2008 to May 31, 2009

Received $8,500 from the common stock subscriptions receivable at March 31, 2008.

Activity for the period June 1, 2009 to November 30, 2009

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

On April 3, 2009, under an S-1 rescission offering registration statement the Company offered to rescind a total of 1,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007 SB-2 registration statement. These shares represented all of the SB-2 shares the Company issued (1,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be. The rescission statement became effective on April 13, 2009, and closed on May 14, 2009, with no shareholder accepting the offering, i.e., tendering their shares for repurchase. As of the date of this report, Theron has 7,900,000 shares of common stock issued and outstanding.

Note 6 – Related party transactions

Officers contributed administrative services to the Company for most periods to May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

The Company issued a total of 6,000,000 shares of its restricted common stock to its directors for $6,000 ($0.001 per share) as founder shares. (Note 4).

As of November 30, 2009, the amount due to a related party consists of a $16,000 advance from the Company’s officer and director which was provided for working capital purposes. The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Note 7 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, the Company must incur exploration expenditures on the claims in the minimum amount of $20,000 by August 31, 2008, (paid; an analysis of the work and engineering report are pending) and an additional $40,000 by November 30, 2009. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We are currently awaiting an engineering report on the first phase project before determining future actions. The Vendor has verbally agreed not to terminate the option agreement until at least 60 days after the receipt of the engineering report on the phase I exploration work carried out in mid 2009.

Upon exercise of the option, the Company is required to pay the owner, commencing May 31, 2010, the sum of $25,000 per annum, as prepayment of the net smelter royalty.

Note 8 – Income taxes

The Company has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period April 11, 2006, through November 30, 2009, due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carry-forward period.

Note 9 – Subsequent Events

Subsequent to the end of the quarter under review, on December 18, 2009, the shares of the Corporation were cleared by Financial Industry Regulatory Authority (“FINRA”) to be quoted on the Over-the-counter Bulletin Board (“OTC-BB”) under the symbol “THRO”. There are no other subsequent events reportable as of the date of this report.

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

Foreign Currency and Exchange Rates

Dollar costs of Theron’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.05 or CA $1.00 being approximately equal to US $0.96 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE AND SIX MONTH PERIOD ENDING NOVEMBER 30, 2009, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

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

The phase I exploration program on the George property commenced on April 30, 2009, and was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological and engineering report on the project. Our portion of the phase I geological exploration program on the property cost $20,000 which is a reflection of local costs for the specified type of work. Phase I required an additional three to four months for analysis, evaluation of the work completed and the preparation of a report. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and costs of operation. We will assess the results of this program upon receipt of an appropriate engineering or geological report which are currently awaiting receipt of regarding the first phase project before determining future actions. We have been informed that there was a problem with assays which has resulted in the assays having to be redone some months after the fact which has delayed receipt of the report until late January, 2010. The Vendor has verbally agreed not to terminate the option agreement until at least 60 days after the receipt of the engineering report on the phase I exploration work which was carried out in mid 2009.

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

The option agreement expired on May 31, 2009, but the property owner has verbally agreed to take no action to terminate the agreement until such time as we have been able to review the engineering report of the first phase of the exploration program and are in a position to determine how and when we will be able to move forward with the project. We expect receipt of the final report in late January, 2010 at which time we will have 60 days to review the report and decide upon a course of action.

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

Phase II will not be carried out until at least late 2010 and will be contingent upon favourable results from phase I and specific recommendations of a professional engineer or geologist based on those results. Favourable results would mean that an engineer, geologist or other recognized professional reported that there is a strong likelihood of value being added to the claims by completing the next phase of exploration and makes a formal written recommendation that we proceed to the next phase of exploration. Phase II will be directed towards trenching selected areas and may require up to three weeks work; costs will be approximately $40,000 comprised of wages, fees, camp, trenching, assays and related. The cost estimate is based on local costs for the specified type of work.

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three and six month periods ended November 30, 2009, November 30, 2008, and April 11, 2006 (inception), through November 30, 2009, are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006, to November 30, 2009, was $81,000 ($65,000 as a result of proceeds received from sales of our common stock and $16,000 advanced without terms of repayment by a related party).

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2009. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter and six month periods ended November 30, 2009,was $0 and $0 for the same periods in the previous fiscal year.

COMMON STOCK –Net cash provided by financing activities during the quarter ended November 30, 2009, was nil ($0) as compared to $0 (nil) received for the quarters and six month periods ended November 30, 2008, and $66,000 received for the period from inception on April 11, 2006, through to and including November 30, 2009. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

		Three months	Three months	Six months	Six months	Apr 11, 2006
		ended	ended	ended	ended	(inception)
		November	November	November	November	through
		30, 2009	30, 2009	30, 2009	30, 2009	Nov. 30 2009
Expense Item
Acquisition of mineral property	$	---	---	---	---	4,242
Mineral property exploration		---	---	---	20,082	20,082
Loss on foreign exchange		1	77	1	79	90
Professional fees		1,049	1,335	2,158	2,010	26,883
Communications expense		---	---	---	1,290	3,246

Office expenses	42	116	98	1,267	5,002
Travel and entertainment	---	---	---	2,460	5,101
Transfer agent	4,000	---	4,000	---	4,000
Filing fees	1,023	784	1,144	2,343	7,478
Other services	---	---	---	---	50

Total expenses	6,115	2,312	7,401	29,531	76,174

SUMMARY – Total expenses for the quarter ended November 30, 2009, amounted to $6,115 while $2,312 was spent in the similar period ended November 30, 2008. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $7,401 and $29,531 respectively. A total of $76,174 in expenses has been incurred since inception on April 11, 2006, through November 30, 2009. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising. Current quarter expenses declined largely because in the same period last year we commenced the phase I exploration program, even though it was not completed until this year, and no such costs were incurred this year which left Theron relatively inactive while we awaited the receipt of the phase I engineering report.

CONTRIBUTED EXPENSES: No contributed expenses were incurred for the quarters or six month periods ended November 30, 2009, or November 30, 2008. A total of $50 has been expensed in the period from inception on April 11, 2006, to November 30, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: $1,049 in professional fees were incurred for the quarter ended November 30, 2009, while $1,335 was spent in the similar period ended November 30, 2008. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $2,158 and $2,010 respectively. From inception to April 11, 2006, we have incurred $26,883 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarters ended November 30, 2009, or November 30, 2008, and no compensation costs have been incurred since inception.

OFFICE EXPENSES: $42 was expended on the office for the quarter ended November 30, 2009, while $116 was spent in the similar period ended November 30, 2008. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $98 and $1,267 respectively. From April 11, 2006 (inception), through November 30, 2009, a total of $5,002 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

LOSSS ON FOREIGN EXCHANAGE: $1 in foreign exchange losses were incurred for the quarter ended November 30, 2009, while $77 was expended in the similar period ended November 30, 2008. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $1 and $79 respectively. From April 11, 2006 (inception), through November 30, 2009, a total of $90 has been lost on foreign exchange transactions.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $0 in travel, entertainment or meal expenses were incurred for the quarter ended November 30, 2009, and in the similar period last year. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $0 (nil) and $2,460 respectively. For the period April 11, 2006 (inception), through November 30, 2009, a total of $5,101 has been spent on this category.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the most recent three month periods ended on November 30, 2009, and November 30, 2008. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $0 (nil) and $1,290 respectively. From April 11, 2006 (inception), through November 30, 2009, $3,246 has been spent on communication costs related to establishing our business.

FILING FEES: $1,023 in filing fees was incurred for the quarter ended November 30, 2009, and $784 was spent in the quarter ended November 30, 2008. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $1,144 and $2,343 respectively. For the period April 11, 2006 (inception), through November 30, 2009, Theron has spent $7,478 on filing and related fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarters or six month periods under review. From April 11, 2006 (inception), through November 30, 2009, Theron has spent a total of $4,242 on mineral property acquisition expenses. This cost category will vary depending on our acquisition or disposition activities.

MINERAL PROPERTY EXPLORATION COSTS: Theron paid $0 (nil) during the second quarters of 2009 or 2008 for the exploration program cost and $0 for the current six month period but spent $20,083 for such costs in the similar period in 2008. From April 11, 2006 (inception), through November 30, 2009, we have spent $20,083 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts.

TRANSFER AGENT EXPENSES: $4,000 in transfer agent costs were incurred in the most recent three month period ended on November 30, 2009, while $0 (nil) was expended for the same period in 2008. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $4,000 and $0 (nil) respectively. From April 11, 2006 (inception), through November 30, 2009, $4,000 has been spent on transfer agent costs which in the future will cost approximately $200 per month other than for share issuance costs.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarters and six month periods ended November 30, 2009; none were incurred for the similar periods ended November 30, 2008. From April 11, 2006 (inception), through November 30, 2009, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended November 30, 2009, $9,285 in net cash was used and for the similar period ended on November 30, 2008, the amount was $4,707. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $9,601 and $34,251 respectively. We have used $75,196 in net cash from inception on April 11, 2006, to November 30, 2009.

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

Plan of Operation

As of November 30, 2009, we had a deficit of $11,346 in unallocated working capital.

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

As at November 30, 2009, we had a working capital deficit of $11,346. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2009, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006, to November 30, 2009, was $81,000 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs) and a $16,000 advance from a related party. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 3 placees. In the fiscal year ended May 31, 2008, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of November 30, 2009, our total assets consisting entirely of cash amounted to $5,804 and total liabilities were $17,150. Working capital stood at negative $11,346.

For the three months ended November 30, 2009, the net loss was $6,115 ($0.001 per share) as compared to a loss of $2,312 ($0.000 per share) for the similar period last year. For the six month periods ended November 30, 2009, and November 30, 2008, the comparative values were $7,401 ($0.001 per share) and $29,531 ($0.004 per share respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at November 30, 2009, and 6,900,000 as at November 30, 2008. The net loss from inception to November 30, 2009, is $76,174.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2009. Although inflation is moderately higher than it was during 2008 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is not and has not been party to any legal proceedings in the quarter under review.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual last meeting of the shareholders of Theron was held on November 25, 2009 at Point Roberts, Washington. At that meeting the shareholders elected Mr. Jerry R. Satchwell as a director, ratified the appointment of Gruber & Company, L.L.C., as independent accountants and auditors of the Corporation for the financial year ended May 31, 2010 and received the financial statements of the Corporation for its financial year ended May 31, 2009, together with the report of the independent auditors thereon. No other matter has been submitted to a vote of security holders during the preceeding quarter or six month period.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to November 30, 2009, was $81,000 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$4,242
Exploration of Mineral Property – advance	20,082
Loss on Currency Exchange	90
Professional Fees	25,883
Communications Expenses	3,246
Office Expenses	5,002
Travel, Entertainment and Meals	5,101
Filing Fees	7,478
Transfer agent costs	4,000
Other Costs and Services	0

Total Use of Proceeds to November 30, 2009	$76,124

Common Stock

During the quarter ended November 30, 2009, no shares of common stock were issued. As of November 30, 2009, and the date of this periodic report, there were 7,900,000 shares issued and outstanding.

Subsequent to the end of the quarter under review, on December 18, 2009, the shares of the Corporation were cleared by Financial Industry Regulatory Authority (“FINRA”) to be quoted on the Over-the-counter Bulletin Board (“OTC-BB”) under the symbol “THRO”.

Options

No options were granted during the three- or six-month periods ending November 30, 2009.

Code of Ethics

The Board of Directors on February 21, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code is available upon written request by contacting our offices by telephone at (888) 755-9766 or writing to 1596 Gulf Road, No. 34, Point Roberts, Washington 98281

Web Site

Theron maintains a Web site at http://theron-resource-group.com and has an e-mail address at “therongroup@gmail.com”. All current reports for the Corporation are available for review and downloading at our Web site or through the SEC and EDGAR Web site.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2009: NONE

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

Date: January 14, 2010

BY:	/s/ Jerry R. Satchwell

JERRY R. SATCHWELL, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors