Form 10-Q
period 2010-02-28
Theron Resource Group
filed 2010-04-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended FEBRUARY 28, 2010

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
February 28, 2010

	Nine Months	Nine Months
	ended	ended
	February 28, 2010	February 28, 2009	May 31, 2008
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$2,258	908	$405
Accounts Receivable	415	0	0
Prepaid expenses		0	0

Total Assets	2,673	908	405

Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable and accrued liabilities	1,200	175	3,350
Due to related party	16,000	0	1,000

Total liabilities	17,200	175	4,350

Common Stock subject to Rescission (Note 5)	0	50,000	0

Stockholders' equity
Common stock, 500,000,000 shares authorized, par value $0.001, of which 7,900,000 shares are issued and outstanding	7,900	6,900	7,900
Additional paid-in capital	57,150	8,150	57,150
Other comprehensive loss	(222)	(222)	(222)
Deficit accumulated during the exploration stage	(79,355)	(64,095)	(68,773)
Total stockholders' equity	(14,527)	(49,267)	(3,945)

Total liabilities and stockholders' equity	$2,673	908	$405

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

						For the period
	Three months	Three months	Nine Months	Nine Months		April 11, 2006
	ended	ended	ended	ended		(date of inception)
	February 28,	February 28,	February 28,	February 28,		through
	2010	2009	2010	2009		February 28, 2010

Revenues	$-	$-	$-	$-		$-

Expenses
Acquisition of mineral property interest	-	-	-	-		4,242
Mineral property exploration	-	-	-	20,082		20,082
Loss on foreign exchange	3	3	4	82		94
Professional fees	1,297	200	3,454	2,210		28,180
Communications expense	-	-	-	1,290		3,246
Office expenses	227	40	325	1,307		5,228
Travel and entertainment	945	-	945	2,460		6,046
Transfer egent expense	-	-	4,000	-		4,000
Filing fees	709	1,382	1,853	3,725		8,187
Other services	-	-	-	-		50

Total expenses	3,181	1,625	10,581	31,156		79,355

Net loss	$(3,181)	(1,625)	(10,581)	(31,156)		(79,355)

Basic and diluted loss per common share	$(0.000)	$(0.000)	$(0.001)	$(0.005)	$

Weighted average number of common shares used in per share calculations	7,900,000	6,900,000	7,900,000	6,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for cash	6,900,000	6,900	8,100	-	-	15,000

Contributed services	-	-	50	-	-	50

Currency exchange loss	-	-	-	(222)	-	(222)

Net loss for the period April 11, 2006 (inception) to May 31, 2007	-	-	-	-	(14,774)	(14,774)

BALANCE, MAY 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54

Common shares issued for cash	-	-	-	-	-	0

Net loss for the year	-	-	-	-	(18,165)	(18,165)

BALANCE, MAY 31, 2008	6,900,000	$6,900	$8,150	(222)	(32,939)	(18,111)

Common shares issued for cash	1,000,000	1,000	49,000	-	-	50,000

Net loss for the year	-	-	-	-	(35,834)	(35,834)

Balance, May 31, 2009	7,900,000	$7,900	$57,150	(222)	$(68,773)	$(3,945)

Net Loss for the nine months ended February 28, 2010	-	-	-	-	(10,581)	(10,581)

BALANCE, FEBRUARY 28, 2010	7,900,000	7,900	57,150	(222)	(79,354)	(14,527)

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
	Nine Months	Nine Months	April 11, 2006
	ended	ended	(date of inception)
	February 28,	February 28,	through
	2010	2009	February 28, 2010

Cash flows used for operating activities
Net loss	$(10,581)	(31,156)	(79,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services		0	50
Other comprehensive loss		0	(222)
Changes in operating assets and liabilities
( Increase) decrease in prepaid expenses	0	0	0
Increase in accounts receivable	(415)	0	(415)
Increase (decrease) in accounts payable & accrued liabilities	(2,150)	(6,725)	1,200

Cash flows used for operating activities	(13,146)	(37,881)	(78,741)

Cash flows from financing activities
Advances (repayments) from (to) related party	15,000	(13,000)	16,000
Proceeds from issuance of common stock, subject to rescission	0	0	0
Proceeds from issuance of common stock	0	0	65,000

Cash flows from financing activities	15,000	(13,000)	81,000

Increase in cash and cash equivalents	1,854	(50,881)	2,259

Cash and cash equivalents - Beginning of period	405	51,789

Cash and cash equivalents - End of period	$2,259	908	2,259

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Non-cash financing activities Paid in capital from contributed services	-	-	50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

Note 1 – Nature of Operations

Theron Resource Group (the “Company” or “Theron”) was incorporated under the laws of the State of Wyoming on April 11, 2006. It is a start-up, exploration stage corporation which has an option agreement to acquire, through a two-phase exploration program, a property in south-western British Columbia, Canada, consisting of nine claim blocks covering 4,380 acres. Our business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold. If gold exists on the claims we will determine if it can be economically extracted and profitably processed.

Theron is an “exploration stage company” as defined in SEC Industry Guide 7 and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. We are devoting our resources to establishing the new business of which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception), to February 28, 2010.

Note 2 – Basis of Presentation and Going Concern

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period April 11, 2006 (inception), through May 31, 2009, as filed in its Form 10-K Report dated September 8, 2009, and should be read in conjunction with the notes thereto. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

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

Theron’s financial statements at February 28, 2010, and for the six and nine month periods ended February 28, 2010, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred a loss of $3,181 for the three month period ended February 28, 2010 and a loss of $79,355 for the period from April 11, 2006 (date of inception), through February 28, 2010. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold; there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to our ability to continue as a going concern.

Management’s plan to support the Company in its operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans from our officers, directors or others. If we require additional cash and can’t raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

Note 3 – Summary of Significant Accounting Policies

Cash and cash equivalents

For purposes of the statement of cash flows, Theron considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mining exploration costs

In accordance with SEC Industry Guide 7 and ASC Topic Accounting and Reporting by Development Stage Companies, we charge mineral property acquisition costs and exploration costs to operations as incurred.

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

Reclamation costs

We are subject to the Canadian Mineral Tenure Act Regulations, the British Columbia Mineral Exploration Code and the Ministry of Energy and Mines of British Columbia. Before commencing the exploration program, a permit must be obtained from the District Inspector, a provincial government agent. Further, we are required to reclaim the mining claim after the exploration program is completed, including removing any garbage, fuel drums, cleaning any spills, and filling in any open trenches.

The Health, Safety and Reclamation Code (“the Code”) for mines in British Columbia deals with environmental matters relating to the exploration of mining properties. The Code’s goals are to protect the environment through a series of regulations affecting health, safety, archaeological sites and exploration access. Theron is responsible to provide a safe working environment, not disrupt archaeological sites, and to conduct its activities to prevent unnecessary damage to the property. Upon abandonment of the property, all holes, pits and shafts will be sealed. It is difficult to estimate the full costs of the compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start operations. We will record a liability for the estimated costs to reclaim the mined land by recording charges to production costs for each unit of gold mined over the life of the mine. The amount to be charged will be based on management’s estimate of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures are charged to operations as incurred.

It is difficult to estimate the full costs of compliance with the environmental laws since the full nature and extent of our proposed activities cannot be determined until the Company starts operations. We will record a liability for the estimated costs to reclaim the mined land by recording charges to production costs for each unit of gold mined over the life of the mine. The amount to be charged will be based on management’s estimate of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures are charged to operations as incurred.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

Use of estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Fair value of financial instruments and derivative financial instruments

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Income taxes

The Company adopted ASC Topic “Accounting for Income Taxes” as of inception. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three- and nine-month periods ended February 28, 2010 and for the period April 11, 2006 (date of inception), through February 28, 2010, there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. We place our cash with high quality financial institutions and at times may exceed the FDIC insurance limit

Special purpose entities

Theron does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, ASC Topic “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic “Share-Based Payment” and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any new employee options and no options were cancelled or exercised during the quarter ended February 28, 2010. As of February 28, 2010, there were no options outstanding.

Business segments

ASC Topic “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. We have evaluated the requirements of SFAS No. 131 and determined that it is not applicable to our operations.

Start-up expenses

Theron adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in general and administrative expenses for the period from April 11, 2006 (date of inception), through February 28, 2010.

Foreign currency translation

Our functional and reporting currency is the United States dollar and our financial statements are translated to United States dollars in accordance with ASC Topic “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Recently issued accounting pronouncements

In June 2009, ASC Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” was issued. This standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Codification is effective in the second quarter of the year ending May 31, 2010, and accordingly, the Annual Report on Form 10-K for the quarter ending February 28, 2010, and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, ASC Topic, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” was issued. It requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. The topic eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. The topic was effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

In June 2009, ASC Topic, “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated was issued. This topic clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, the entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This topic requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The topic was effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact it will have on its financial condition, results of operations or cash flows.

Effective June 30, 2009, we adopted a new accounting standard related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on our financial statements.

In May 2009, ASC Topic “Subsequent Events” was issued. It provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The topic also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The topic is effective for interim and annual periods ending after June 15, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events were reviewed through the date the financial statements were issued. See note 9 for events occurring subsequent to February 28, 2010.

In April 2009, ASC Topic “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued .This topic provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. This topic was effective beginning April 1, 2009. The adoption of this topic did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, ASC Topic “Recognition and Presentation of Other-Than-Temporary Impairments” was issued. This topic modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The topic also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the topic, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The topic further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The topic requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement was effective April 1, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

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

In December 2007, ASC Topic “Business Combinations” was issued. The objective of this statement significantly changes the accounting for business combinations. An acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the adoption of this topic to have a material impact on the consolidated financial statements.

In December 2007, ASC Topic “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” was issued. The objective of this topic is to establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. We do not expect the adoption of this topic to have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which we are currently assessing the impact, will become effective on January 1, 2011.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective on October 1, 2009. We do not expect the impact of its adoption to be material to its financial statements.

Note 4 – Common stock transactions

Activity for the period April 11, 2006 (date of inception) to May 31, 2006

On April 20, 2006, we issued 6,000,000 shares of common stock at a price of $0.001 per share to our founder for $6,000 in cash.

Activity for the period June 1, 2006 to May 31, 2007

On November 30, 2006, we issued 900,000 shares at a price of $0.01 per share for cash of $9,000.

Activity for the period June 1, 2007 to May 31, 2008

During April and May, 2008, Theron received $41,500 and had a subscription receivable in the amount of $8,500 for the issuance of 1,000,000 shares of common stock subscribed for at a price of $0.05 per share pursuant to our SB-2 registration statement dated October 11, 2007, and three selling shareholders resold 900,000 shares between December 23, 2007 and May 31, 2008. All of the 1,900,000 shares so issued or resold were issued or resold prior to the declaration of an effective date for the SB-2 registration statement under our mistaken assumption that the it had become effective through the passage of time.

As a result, we made a rescission offering to the subscribers and the selling shareholders to refund their monies with interest if so requested under an S-1 Rescission Offering registration statement. These shares of common stock were subject to rescission by the shareholder because of our failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in a company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency. The S-1 was effective on April 13, 2009.

Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98 require that stock subject to rescission or redemption requirements outside the control of an entity to be classified outside of permanent equity. The exercise of the rescission right is at the holders’ discretion, but exercise of that right may depend in part on the fair value of the entity’s common stock, which is outside of the entity’s and the holders’ control. As a result, common stock subject to rescission was classified as temporary equity.

Activity for the period June 1, 2008 to May 31, 2009

Received $8,500 from the common stock subscriptions receivable at March 31, 2008.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

Note 4 – Common stock transactions (continued)

Activity for the period June 1, 2009 to February 28, 2010

No shares were issued during the period.

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, Theron received $41,500 and had a subscription receivable in the amount of $8,500 for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for our SB-2 registration statement filed on October 05, 2007 under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers were informed of the situation.

On April 3, 2009, under an S-1 rescission offering registration statement we offered to rescind a total of 1,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007, SB-2 registration statement. These shares represented all of the SB-2 shares issued (1,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be. The rescission statement became effective on April 13, 2009, and closed on May 14, 2009, with no shareholder accepting the offering, i.e., tendering their shares for repurchase. As of the date of this report, Theron has 7,900,000 shares of common stock issued and outstanding.

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

We issued a total of 6,000,000 shares of restricted common stock to our director for $6,000 ($0.001 per share) as founder shares. (Note 4).

As of February 28, 2010, the amount due to a related party consists of a $16,000 advance from our officer and director which was provided for working capital purposes. The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Note 7 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, Theron must incur exploration expenditures on the George claims in the minimum amount of $20,000 by August 31, 2008, (paid; an analysis of the work and engineering report are pending) and an additional $40,000 by February 28, 2010 which has not been carried out to date due to the non-receipt of an engineering report. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We are currently awaiting an engineering report on the first phase project before determining future actions. The Vendor has verbally agreed not to terminate the option agreement until at least 60 days after the receipt of the engineering report on the phase I exploration work carried out in mid 2009.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

Note 7 – Commitments (continued)

Upon exercise of the option, we are required to pay the owner, commencing May 31, 2010, the sum of $25,000 per annum, as prepayment of the net smelter royalty.

Note 8 – Income taxes

Theron has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period April 11, 2006, through February 28, 2010, due to our loss position and we have fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carry-forward period.

Note 9 – Subsequent Events

Subsequent to the end of the quarter under review, on April 5, 2010, the shares of the Corporation were cleared by Financial Industry Regulatory Authority (“FINRA”) to be quoted on the Over-the-counter Bulletin Board (“OTC-BB”) under the symbol “THRO” after their having been inadvertently dropped from the OTC-BB by the market maker in January, 2010.

There are no other subsequent events reportable as of the date of the interim financial statements or the date of this report.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2010, SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

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

The phase I exploration program on the George property commenced on April 30, 2009, and was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological and engineering report on the project. Our portion of the phase I geological exploration program on the property cost $20,000 which is a reflection of local costs for the specified type of work. Phase I required an additional period for analysis, evaluation of the work completed and the preparation of a report which we continue to await. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, drilling and costs of operation. We will assess the results of this program upon receipt of a geological report which are currently awaiting receipt of before determining future actions. We have been informed that there was a problem with assays which has resulted in the assays having to be redone some months after the fact which has delayed receipt of the report. The Vendor has verbally agreed not to terminate the option agreement until at least 60 days after the receipt of the engineering report.

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

The option agreement expired on May 31, 2009, but the property owner has verbally agreed to take no action to terminate the agreement until such time as we have been able to review the engineering report of the first phase of the exploration program and are in a position to determine how and when we will be able to move forward with the project. We expect imminent receipt of the final report at which time we will have 60 days to review the report and decide upon a course of action.

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three and nine month periods ended February 28, 2010, February 28, 2009, and April 11, 2006 (inception), through February 28, 2010, are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006, to February 28, 2010, was $81,000 ($65,000 as a result of proceeds received from sales of our common stock and $16,000 advanced without terms of repayment by a related party).

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2010. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter and nine month periods ended February 28, 2010,was $0 and $0 for the same periods in the previous fiscal year.

COMMON STOCK –Net cash provided by financing activities from the issuance of common stock during the quarter ended February 28, 2010, was nil ($0) as compared to $0 (nil) received for the quarters and nine month periods ended February 28, 2009, and $65,000 received for the period from inception on April 11, 2006, through to and including February 28, 2010. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES
				Nine
		Three months	Three months	months	Nine months	Apr 11, 2006
		ended	ended	ended	ended	(inception)
		February	February	February	February	through
		28, 2010	28, 2009	28, 2010	28, 2009	Feb. 28 2010
Expense Item
Acquisition of mineral property	$	---	---	---	---	4,242
Mineral property exploration		---	---	---	20,082	20,082
Loss on foreign exchange		3	3	4	82	94
Professional fees		1,297	200	3,454	2,210	28,180
Communications expense		---	---	---	1,290	3,246
Office expenses		227	40	325	1,307	5,228
Travel and entertainment		945	---	945	2,460	6,046
Transfer agent		---	---	4,000	---	4,000
Filing fees		709	1,382	1,853	3,725	8,187
Other services		---	---	---	---	50

Total expenses		3,181	1,625	10,581	31,156	79,355

SUMMARY – Total expenses for the quarter ended February 28, 2010, amounted to $3,181 while $1,625 was spent in the similar period ended February 28, 2009. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $10,581 and $31,156 respectively. A total of $79,355 in expenses has been incurred since inception on April 11, 2006, through February 28, 2010. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising. During the same nine month period last year we commenced the phase I exploration program, even though it was not completed until this year, and no such costs were incurred this year which left Theron relatively inactive while we awaited the receipt of the phase I engineering report.

CONTRIBUTED EXPENSES: No contributed expenses were incurred for the quarters or nine month periods ended February 28, 2010, or February 28, 2009. A total of $50 has been expensed in the period from inception on April 11, 2006, to February 28, 2010. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: $1,297 in professional fees were incurred for the quarter ended February 28, 2010, while $200 was spent in the similar period ended February 28, 2009. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $3,454 and $2,210 respectively. From inception to April 11, 2006, we have incurred $28,180 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarters ended February 28, 2010, or February 28, 2009, and no compensation costs have been incurred since inception.

OFFICE EXPENSES: $227 was expended on the office for the quarter ended February 28, 2010, while $40 was spent in the similar period ended February 28, 2009. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $325 and $1,307 respectively. From April 11, 2006 (inception), through February 28, 2010, a total of $5,228 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

LOSSS ON FOREIGN EXCHANAGE: $3 in foreign exchange losses were incurred for the quarter ended February 28, 2010, while $3 was also expended in the similar period ended February 28, 2009. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $4 and $82 respectively. From April 11, 2006 (inception), through February 28, 2010, a total of $94 has been lost on foreign exchange transactions.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $945 in travel, entertainment or meal expenses were incurred for the quarter ended February 28, 2010, and nil ($0) was expensed in the similar period last year. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $945 and $2,460 respectively. For the period April 11, 2006 (inception), through February 28, 2010, a total of $6,046 has been spent on this category.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in each of the most recent three month periods ended on February 28, 2010, and February 28, 2009. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $0 (nil) and $1,290 respectively. From April 11, 2006 (inception), through February 28, 2010, $3,246 has been spent on communication costs related to establishing our business.

FILING FEES: $709 in filing fees was incurred for the quarter ended February 28, 2010, and $1,382 was spent in the quarter ended February 28, 2009. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $1,853 and $3,275 respectively. For the period April 11, 2006 (inception), through February 28, 2010, Theron has spent $8,187 on filing and related fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in any of the current quarters or nine month periods under review. From April 11, 2006 (inception), through February 28, 2010, Theron has spent a total of $4,242 on mineral property acquisition expenses. This cost category will vary depending on our acquisition or disposition activities.

MINERAL PROPERTY EXPLORATION COSTS: Theron paid $0 (nil) during the second quarters of 2010 or 2009 for the exploration program cost and $0 for the current nine month period but spent $20,082 for such costs in the similar period in 2009. From April 11, 2006 (inception), through February 28, 2010, we have spent $20,082 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts.

TRANSFER AGENT EXPENSES: $0 (nil) in transfer agent costs were incurred in the most recent three month periods ended on February 28, 2010, and February 28, 2009. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $4,000 and $0 (nil) respectively. From April 11, 2006 (inception), through February 28, 2010, $4,000 has been spent on transfer agent costs which in the future will cost approximately $200 per month other than for share issuance costs.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarters and nine month periods ended February 28, 2010; none were incurred for the similar periods ended February 28, 2009. From April 11, 2006 (inception), through February 28, 2010, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period ended February 28, 2010, $13,146 in net cash was used and for the similar period ended on February 28, 2009, the amount was $37,881. We have used $78,741 in net cash from inception on April 11, 2006, to February 28, 2010.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2009 – 2010 or from the date of inception.

Theron did not net sell or issue any shares of its common stock during the most recent quarter or nine month period. As of the date of this report Theron has 7,900,000 common shares issued and outstanding.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

As of February 28, 2010, we had a deficit of $14,527 in unallocated working capital.

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

As at February 28, 2010, we had a working capital deficit of $14,527. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2010, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006, to February 28, 2010, was $81,000 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs) and a $16,000 advance from a related party. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006, for cash consideration of $9,000 to a total of 3 placees. In the fiscal year ended May 31, 2008, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of February 28, 2010, our total assets consisting entirely of cash and accounts receivable amounted to $2,673 and total liabilities were $17,200. Working capital stood at negative $14,527.

For the three months ended February 28, 2010, the net loss was $3,181 ($0.000 per share) as compared to a loss of $1,625 ($0.000 per share) for the similar period last year. For the nine month periods ended February 28, 2010, and February 28, 2009, the comparative values were $11,581 ($0.001 per share) and $31,156 ($0.005 per share respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at February 28, 2010, and 6,900,000 as at February 28, 2009. The net loss from inception to February 28, 2010, is $79,355.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2010. Although inflation is moderately higher than it was during 2008 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended February 28, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual last meeting of the shareholders of Theron was held on November 25, 2009 at Point Roberts, Washington. At that meeting the shareholders elected Mr. Jerry R. Satchwell as a director, ratified the appointment of Gruber & Company, L.L.C., as independent accountants and auditors of the Corporation for the financial year ended May 31, 2010 and received the financial statements of the Corporation for its financial year ended May 31, 2009, together with the report of the independent auditors thereon. No other matter has been submitted to a vote of security holders during the preceeding quarter or nine month period.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to February 28, 2010, was $81,000 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$4,242
Exploration of Mineral Property – advance	20,082
Loss on Currency Exchange	94
Professional Fees	28,180
Communications Expenses	3,246
Office Expenses	5,228
Travel, Entertainment and Meals	6,046
Filing Fees	8,187
Transfer agent costs	4,000
Other Costs and Services	0

Total Use of Proceeds to February 28, 2010	$79,305

Common Stock

During the quarter ended February 28, 2010, no shares of common stock were issued. As of February 28, 2010, and the date of this periodic report, there were 7,900,000 shares issued and outstanding.

Subsequent to the end of the quarter under review, on April 5, 2010, the shares of the Corporation were cleared by Financial Industry Regulatory Authority (“FINRA”) to be quoted on the Over-the-counter Bulletin Board (“OTC-BB”) under the symbol “THRO” after their having been inadvertently dropped from the OTC-BB by the market maker in January, 2010.

No options were granted during the three- or nine-month periods ending February 28, 2010.

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

Reports on Form 8-K filed during the quarter ended February 28, 2010: NONE

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

Date: April 14, 2010

BY:	/s/ Jerry R. Satchwell

JERRY R. SATCHWELL, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors