Form 10-K
period 2010-05-31
Theron Resource Group
filed 2010-09-03
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended MAY 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to _____________

Commission file number: 000-53845

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act (the “Act” or “Securities Act”) Yes [   ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act Yes [   ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 7,900,000 common shares at $0.91* = $7,189,000. (* - last price at which the Corporation’s stock traded on the OTC-BB under the symbol “THRO”).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 7,900,000 common shares issued and outstanding as of the date of this report.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “Securities Act”):

•	Form 10-K for the fiscal year ended May 31, 2009 and dated September 9, 2009, including audited financial statements to May 31, 2009;
•	Option To Purchase And Royalty Agreement between Theron Resource Group and Bryan Livgard (incorporated by reference from our registration statement on Form SB-2 filed on October 04, 2007)

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, beginning on page 4, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development	Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. Development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been evaluated as economically and legally feasible.

Diamond drill	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	Prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Geochemistry	Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure & characteristic chemical composition, crystal form & physical properties.

Mineralization	Rock containing an undetermined amount of minerals or metals.

4

PART I

Item 1. Description of Business.
Overview

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1596 Gulf Road, Number 34, Point Roberts, Washington 98281; telephone (888) 755-9766.

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

The phase I exploration program on the George property commenced on April 30, 2009, and was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological and engineering report on the project. Our portion of the phase I geological exploration program on the property cost $20,000 which is a reflection of local costs for the specified type of work. The Assessment Report on the work carried out on the Claims was received in late May, 2010 and called for a Phase II work program which will cost an estimated $155,000. We are currently reviewing the recommendation and seeking financing for moving forward with the project; no decisions have yet been made and no expressions of interest in assisting with the financing have been received to this date.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with seeking the necessary capital to complete the recommended phase II program on the George claims to determine if there are commercially exploitable deposits of gold. We must conduct exploration to determine if gold exists on the property and if any is found it can be economically extracted and profitably processed. We do not claim to have any ores or reserves whatsoever at this time on our optioned property. For a detailed discussion of the results of the phase I portion of the exploration program and our plan of operation, refer to page 8 – Plan of Operation – Results of Operations.

ITEM 1A.            RISK FACTORS

Risks Associated with Theron Resource Group, Our Financial Condition and Our Business Model

1. We are an exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on April 11, 2006. Although we have started our proposed business and have completed the first phase of exploration of our optioned mineral project, we have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $85,328. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to find a profitable exploration property;
•	our ability to generate revenues; and
•	our ability to reduce exploration costs.

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

We have no known mineral reserves. Even if we find gold it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any gold is recoverable, we do not know that this can be done at a profit. Failure to locate deposits in economically recoverable quantities will cause us to cease operations.

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

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

•	Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;
•	Availability and costs of financing;
•	Ongoing costs of production;
•	Market prices for the products to be produced;
•	Environmental compliance regulations and restraints; and
•	Political climate and/or governmental regulation and control.

4. Titles to the claims are registered in the name of another person. In order to exercise our rights under the option agreement we must incur certain exploration costs and make royalty payments. Our failure to incur the exploration expenditures or to make the royalty payments will result in forfeiture of our right to acquire the claims and will result in our having to cease operations.

Title to the claims we intend to explore is not held in our name but rather that of the estate of Bryan Livgard, a resident of B.C., recently deceased. In the event Livgard’s estate were to grant another person a deed of ownership which was subsequently registered prior to our deed, the third party would obtain good title and we would have nothing. Similarly, if he were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims and we would have little recourse as we would be harmed, will not own any property and would have to cease operations. The option agreement does not specifically reference these risks or the recourse provided.

Although we would have recourse against Livgard or his estate, under common law, there is a question as to whether that recourse would have specific value.

Under the terms of an option agreement, Theron has the right to acquire the title to the claims upon incurring exploration expenses on the claims of a minimum of $20,000 by August 31, 2009, (paid) incurring additional exploration expenses in the amount of $40,000 by August 31, 2010 and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2011. Failure by Theron to make any of the payments or failure to incur the required exploration expenses will result in the loss of the option to acquire the claims in which case Theron will have to cease operations.

5. Management will devote only a limited amount of time to Theron’s business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business, plus which management lacks formal training in mineral exploration.

Because Jerry R. Satchwell, our President and CEO, will be devoting only approximately 6 hours per week to our business plans, our business may suffer. As a result, exploration of the property may be periodically interrupted or suspended. Interruptions to, or suspension of, exploration may cause us to cease operations.

Mr. Satchwell has no professional accreditation or formal training in the business of exploration. With no direct training or experience in these areas our management may not be fully aware of many of the specific requirements related to working within this industry. Decisions so made without this knowledge may not take into account standard engineering management approaches that experienced exploration corporations commonly make. Consequently, our business, earnings and ultimate financial success could suffer irreparable harm as a result of management’s lack of experience in the industry. Thus, we will retain such technical experts as are required to provide professional and technical guidance.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

As of the date of this report, there are no unresolved comments pending from the SEC.

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our last annual general meeting was held on November 25, 2009, at which time stockholders approved the following actions:

•	received and approved the financial statements of the Corporation for its financial year ended May 31, 2009, together with the report of the independent auditors thereon;
•	fixed the number of directors at one for the coming year;
•	elected a director, Jerry R. Satchwell, to serve until the next annual general meeting of shareholders or until his successor(s) is/are elected or appointed;
•	ratified the appointment of Gruber & Associates, L.L.C., as independent auditors of the Corporation for the financial year ended May 31, 2010.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS and ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock became available for quotation on the Over-the-Counter •in Board (“the OTC-BB) under the symbol “THRO” on December 17, 2009. The market for our common shares is limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted on the OTC-BB quotation service. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

Month Ended	High Bid	Low Bid
February 28, 2010	$1.00	$0.90
May 31, 2010	$0.91	$0.91

As of the date of this report, we had 5 shareholders of record whose shares are held in street or nominee names. There are 7,900,000 shares outstanding.

Our common shares are issued in registered form. Olde Monmouth Stock Transfer Co., Inc., of 200 Memorial Parkway, Atlantic Highlands, NJ 07716 is our stock transfer agent and can be contacted by telephone at (732) 872-2727 and by facsimile at (732) 872-2728.

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

Item 7.            MANAGEMENT’S DISCUSSION and ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors”.

We are an exploration stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1596 Gulf Road, Number 34, Point Roberts, Washington 98281; telephone (888) 755-9766. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On February 21, 2007, we optioned a property containing six mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard (recently deceased), the beneficial owner of the claims, to acquire the claims by making certain expenditures and carrying out exploration work.

Under the terms of the agreement, Livgard granted to Theron the right to acquire 100% of the right, title and interest of Livgard in the property, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

a)	Theron, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2009 (which sum was paid; an engineering report was received in late May, 2010 which recommended a phase II exploration program at a projected cost of $155,000);

b)	Theron, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US $60,000 on or before May 31, 2010; The option agreement expired on May 31, 2010, but the property owner has verbally agreed to take no action to terminate the agreement until such time as we have been able to review the engineering report of the first phase of the exploration program and are in a position to determine how and when we will be able to move forward with the project; we expect to be in a position to make such determination prior to the end of the current calendar year;

c)	Upon exercise of the option agreement, Theron will pay to Livgard US $25,000 per annum as pre- payment of the net smelter return, effective May 31, 2011; and

d)	Theron will pay to Livgard an annual royalty equal to three percent (3%) of NSR; and

To date we have advanced $20,000 for the implementation of phase I of the planned exploration program of which the field work has been completed; the final engineering was received in late May 2010. We have not spent any money on research and development activities. Information regarding the property was presented to Mr. Satchwell for review without any contractual obligations.

The reader is directed to our Form 10-K Report for May 31, 2009, dated September 8, 2009, and our S-1 registration statement dated April 3, 2009, for further discussion of the property, mineral exploration in Canada, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan is to continue with exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver. We retained the services of the Egil Livgard, P. Eng., to complete the first phase of the work program and to complete and assess the results of the program.

The option agreement expired on May 31, 2009, but the property owner has verbally agreed to take no action to terminate the agreement until such time as we have been able to review the engineering report of the first phase of the exploration program and are in a position to determine how and when we will be able to move forward with the project.

Evaluation and conclusions – Phase I exploration program

The exploration in 2008 and 2009 and that discussed in the report consisted of further stream silt sampling, two grids of soil sampling, rock sampling and geological examination. The soil and rock sampling on the north part of the claims outlined anomalous soil in copper and values of gold and copper in narrow stringers. Exploration in 2008 consisted of a bark sample with analysis for halogen gasses in an attempt to reach response from mineralization at depth. Soil sampling south of the initial survey was carried out without any positive results. Some geology and further rock sampling was also done.

Lawless Creek is the main creek in the vicinity of the property and its skarn deposits. The creek flows southerly through all the claims and a further 16 kilometers to its confluence with the Tulameen River; over this entire distance the channel is covered with placer claims of which the source has not been located. Skarn copper-gold deposits on the claims or fracture deposits are possible sources of gold.

The mineral showings on the George claims may perhaps be either large disseminated copper-gold deposits in rocks altered by an intrusive body, such as the QR GOLD Mine Deposits in the Cariboo region of B.C. that is found at the indurated alteration front of the intrusive body about 300 meters away from the contact, or as massive replacement mineralization in limestone such as at the Bowser Creek Deposits in Alaska where disseminated silver–zinc occurs in altered limestone or as massive replacement of limestone. The disseminations may extend over a few kilometers in length and up to 250 meters in width.

The three fault intersection on the south-western George claims did not return notable soil values nor did silt samples in the vicinity. The only fault exposure that has been found lies about one kilometer distant from the fault junction on the southwest striking fault branch. The five channel samples across the exposed part of the fault and one grab sample gave low values but two were anomalous in copper, and soil samples near the three fault junction indicate that the southwest fault may carry some mineralization.

On the northern part of the claims the rocks have undergone contact metamorphic alteration with introduction of quartz, pyrite, chalcopyrite and gold values from near the intrusive contact and up to 400m to perhaps 500m southwest of the contact. At the B and R showing one narrow sample (7.0 cm) gave roughly ½ gram gold and 0.15 % copper per tonne and the soil grid outlined anomalous values that extend south-easterly. Rock samples have located low grade copper gold values particularly at the Dawn showing.

A bark survey covering the Nicola Group rocks from about 150 meters to 450 meters away from the contact to the intrusive rocks has indicated anomalous values in Br, Cl, F, I, indicators of buried mineralization, at several locations. The writer concludes that these anomalies warrant exploration by diamond drilling.

The report makes the following recommendations

1.	The sample results of the bark survey, location maps and forest cover report should be submitted to Colin Dunn, Biogeochemistry Consultant, for evaluation and further work contingent upon his recommendations.

2.	The property exploration has now been narrowed down to 2-3 areas each not more than about 1/10 of a square kilometer.

3.	An excavator should be brought in and used to construct an access road to the anomalous areas.

4.	Bedrock should be exposed by trenching and diamond drill sites should be constructed

5.	It is recommended that the anomalous halogen response areas and trenches be geologically mapped in detail.

6.	It is recommended that six diamond drill holes in at least 3 locations be drilled to an average depth of 125 meters for a total of 750 meters. The core must be described and zones of interest must be split, sampled and analyzed and stored at a safe place.

The estimated costs of the above recommendations are as follows:

Consultant	$3,500
Geologist and assistant	$28,000
Accommodation & meals & travel	$10,400
Excavator	$18,000
Diamond drilling – 750 meters	$90,000
Assaying of split core	$6,000
Report and maps	$5,000
Sub-total	$140,900
Contingency 10%	$14,100
Total	$155,000

Phase II will not be carried out until at least late 2010; the cost estimate is based on local costs for the specified type of work.

Results of Operations
	Year Ended May 31
	2010	2009
Revenue	$0	$0
Operating Expenses	16,555	35,834
Net Profit (Loss)	$(16,555)	$(35,834)

COMMON SHARES: Since inception we have used common stock and an advance from a related party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2010, was $17,000 as the result of an advance from a related party. In the fiscal year ended May 31, 2009, cash flows form financing activity was a negative $3,500 as the result of the repayment of an outstanding advance ($13,000), an advance from a related party ($1,000) and the proceeds from the sale of common shares ($8,500). Net cash provided by financing activities from inception on April 11, 2006 was $83,000 ($65,000 as proceeds received from sales of our common stock and $18,000 as an advance from an officer).

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2010, and 2009 are outlined in the table below:

	Year Ended May 31
	2010	2009
Mineral property exploration	$0	$20,082
Gain on foreign exchange	4	0
Professional fees	6,945	5,942
Communications expenses	559	1,290
Office expenses	537	1,425
Travel and entertainment	1,473	2,460
Filing fees	2,303	4,635
Transfer agent services	4,725	0
Contributed services	0	0
TOTAL	$16,555	$35,834

During the year ended May 31, 2010, Theron incurred operating expenses of $16,555 as compared to $35,834 for the similar period last year and a total of $85,328 for the period from inception on April 11, 2006, to May 31, 2010. Operating expenses for the year ended May 31, 2010, were reduced by half as compared to the comparative period in 2009 primarily as a result of the commencement of our business plan and expenditures associated with the first phase of the exploration program on the George property in 2009 that were not repeated in the 2010 fiscal year.

The costs incurred can be further subdivided into the following categories.

ACQUISITION OF MINERAL PROPERTY INTEREST: Theron incurred no costs for mineral property acquisition costs for the fiscal year ended on May 31, 2010, or for the previous fiscal year. From inception to May 31, 2010 we have incurred $4,242 in costs related to mineral property acquisition. This expense category will vary depending on mineral interest acquisition activities.

MINERAL PROPERTY EXPLORATION: Theron did not incur costs for mineral property exploration costs for the fiscal year ended on May 31, 2010, as compared to $20,082 which was spent in the previous fiscal year. From inception to May 31, 2010, we have incurred $20,082 in costs related to mineral property exploration which category will vary depending on our exploration work activities.

GAIN (LOSS) ON FOREIGN EXCHANGE: Our exploration and acquisition costs and certain expenses have been incurred in Canadian Dollars. $4 was lost on the exchange of USD to CAD in the fiscal year under review while nil ($0) was lost for the period ended May 31, 2009. For the period April 11, 2006, (inception) through May 31, 2010, Theron has lost a total of $93 on foreign exchange transactions. Gains or losses are subject to fluctuations in the Canadian Dollars relative to the U.S. Dollar and are, largely, unpredictable.

PROFESSIONAL FEES: Theron incurred $6,954 in professional fees for the fiscal year ended on May 31, 2010 as compared to $5,942 for the previous fiscal year. From inception to May 31, 2010, we have incurred $31,680 in professional fees mainly spent on legal and accounting matters. This expense category will vary depending on corporate capital raising activities.

COMMUNICATIONS: $559 in communications costs were incurred in the fiscal year under review while $1,290 was incurred for the period ended May 31, 2009. For the period April 11, 2006, (inception) through May 31, 2010, Theron has spent a total of $3,805 on such expenses.

OFFICE EXPENSES: $537 in office costs were incurred in the past year. By comparison, $1,425 was incurred for previous fiscal period ended May 31, 2009. From inception through May 31, 2010, a total of $5,440 has been spent on office related expenses. Higher costs in the previous fiscal year were the result of the commencement of our business plan and the relative inactivity in the current year.

TRAVEL AND ENTERTAINMENT COSTS: $1,473 in travel and entertainment expenses were incurred in fiscal year under review while $2,460 was incurred for the period ended May 31, 2009. For the period April 11, 2006, (inception) through May 31, 2010, Theron has spent a total of $6,574 on travel and entertainment and related costs. Higher costs in the previous fiscal year were the result of the commencement of our business plan and the relative inactivity in the current year.

FILING FEES: We incurred $2,303 in filing costs for the year ended May 31, 2010, and $4,635 for the period ended May 31, 2009. From inception through May 31, 2009, $8,637 was recorded for various filing fees including EDGAR and other related expenses. The category was higher last year as a result of additional regulatory filings. This category will vary and be dependent on the level of corporate filings and other regulatory issues.

TRANSFER AGENT EXPENSES: $4,725 in transfer agent costs were incurred in the most recent fiscal year while no such expenses was incurred in the previous year ended on May 31, 2009. From April 11, 2006 (inception), through May 31, 2010, $4,725 has been spent on transfer agent costs which in the future will cost approximately $200 per month plus new share issuance costs.

CONTRIBUTED EXPENSES (OTHER SERVICES): No contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2010, and none were incurred in the period ended May 31, 2009. For the period April 11, 2006 (inception), through May 31, 2009, a total of $50 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

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

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2010, and none were incurred in the previous fiscal year which ended on May 31, 2009. From inception to May 31, 2010, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2009 - 2010 or from the date of inception.

At the end of the fiscal year under review, May 31, 2010 and the date of this report, Theron had 7,900,000 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital
	At May 31, 2010	At May 31, 2009
Current Assets	$2,000	$405
Current Liabilities	22,500	4,350
Working Capital	$(20,500)	$(3,945)

Cash Flows
	At May 31, 2010	At May 31, 2009
Net Cash Used in Operating Activities	$(15,405)	$(38,789)
Net Cash Provided by (Used In) Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	17,000	(3,500)
Increase (Decrease) In Cash During The Period	$1,595	$(42,289)

As of May 31, 2010, our company had a working capital deficit of $20,500.

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to May 31, 2010, was $65,000 as a result of proceeds received from the sale of our common stock and an $18,000 advance from a related party. During that same period, the following table indicates how those proceeds have been spent to date:

Acquisition of mineral property interest	$4,242
Mineral property exploration	20,082
Loss on foreign exchange	93
Professional fees	31,680
Communications	3,805
Office expenses	5,440
Travel and entertainment expenses	6,574
Transfer agent	4,725
Filing fees	8,637
Total Use of Proceeds to May 31, 2010	$85,278

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010 - 2011. Management projects that we may require $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	155,000
Working Capital	45,000
Total	$200,000

As at May 31, 2010, we had a working capital deficit of $20,500. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, and in order to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations which would result in dilution to existing stockholders. There is no assurance that we will achieve any sales of equity securities or arrange for debt or other financing to fund our planned activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ASC (“Accounting Standards Codification”) Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” became effective on September 15, 2009. This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded and, accordingly, all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2010.

Financial Instruments
At May 31, 2010, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Commodity Price Risk: The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Foreign Exchange Risk: The Company conducts of its exploration activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

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

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when, and if, proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2010, and for the period April 11, 2006 (date of inception), through May 31, 2010, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

Income Taxes
The Company adopted ASC Topic, “Accounting for Income Taxes” on inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar and where necessary the accounts of the Company’s foreign operations have been translated into United States dollars in accordance with ASC Topic “Foreign Currency Translation”. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ deficit.

Fair Value of Financial Instruments
ASC Topic disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”) which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations. See note 8 of the financial statements for events occurring subsequent to May 31, 2010.

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” which amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

In June 2009, ASC Topic “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated was issued. This topic clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, the entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This topic requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The topic was effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

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

In December 2007, ASC Topic “Business Combinations” was issued. The objective of this statement significantly changes the accounting for business combinations. An acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The adoption did not have an impact on our financial statements.

ITEM 7A.          QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.           FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Theron Resource Group

We have audited the balance sheet of Theron Resource Group (an exploration stage company) as of May 31, 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended May 31, 2010 and 2009 and for the period April 11, 2006 (date of inception) through May 31, 2010. Theron Resource Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as of May 31, 2010 and the results of its operations, cash flows and changes in stockholders’ equity for the years ended May 31, 2010 and 2009 and for the period April 11, 2006 (date of inception) through May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri
August 31, 2010

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets May 31, 2010

Assets

Current assets
Cash and cash equivalents	$2,000

Total Assets	2,000

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and liabilities	4,500
Due to related party	18,000
Total liabilities	22,500

Common Stock subject to rescission (Note 5)	—

Stockholders' deficit

Common stock, 500,000,000 shares authorized, par value $0.001
7,900,000 shares issued and outstanding	7,900
Additional paid-in capital	57,150
Other comprehensive loss	-222
Deficit accumulated during the exploration stage	-85,328
Total stockholders' deficit	-20,500

Total liabilities and stockholders' deficit	$2,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations

				For the period
				April 11, 2006
	For the		For the	(date of inception)
	year ended		year ended	through
	May 31, 2010		May 31, 2009	May 31, 2010

Revenues	$—	$		$—

Expenses
Acquisition of mineral property interest	—		—	4,242
Mineral property exploration	—		20,082	20,082
Gain on Foreign Exchange	4		—	93
Professional fees	6,954		5,942	31,680
Communications expense	559		1,290	3,805
Office expenses	537		1,425	5,440
Travel and entertainment	1,473		2,460	6,574
Filing fees	2,303		4,635	8,637
Transfer Agent	4,725		—	4,725
Other services	—		—	50

Total expenses	16,555		35,834	85,328

Net loss	$-16,555		$-35,834	$-85,328

Basic and diluted loss per common share	(0.002)		(0.005)

Weighted average number of common shares used in per share calculations	7,900,000		6,932,877

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity
Common shares issued for cash	6,000,000	$6,000	$—	$—	$—	$6,000
Balance, May 31, 2006	6,000,000	6,000	—	—	—	6,000
Common shares issued for cash	900,000	900	8,100	—	—	9,000
Contributed services	—	—	50	—	—	50
Currency exchange loss	—	—	—	-222	—	-222
Net loss for the year	—	—	—	—	-14,774	-14,774
Balance, May 31, 2007	6,900,000	$6,900	$8,150	-222	$-14,774	$54
Net loss for the year	—	—	—	—	-18,165	-18,165
Balance, May 31, 2008	6,900,000	$6,900	$8,150	-222	$-32,939	$-18,111
Common shares issued for cash	1,000,000	1,000	49,000	—	—	50,000
Net loss for the year	—	—	—	—	-35,834	-35,834
Balance, May 31, 2009	7,900,000	7,900	57,150	-222	-68,773	-3,945
Net loss for the year	—	—	—	—	-16,555	-16,555
Balance, May 31, 2010	7,900,000	$7,900	$57,150	-222	$-85,328	$-20,500

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows

			For the period
			April 11, 2006
	For the	For the	(date of inception)
	year ended	year ended	through
	May 31, 2010	May 31, 2009	May 31, 2010

Cash flows used for operating activities
Net loss	$-16,555	$-35,834	$-85,328
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services	0	0	50
Other comprehensive loss	0	0	-222
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	0	595	0
Increase (decrease) in accrued expenses	1,150	-3,550	4,500

Cash flows used for operating activities	-15,405	-38,789	-81,000

Cash flows from financing activities
Repayment of shareholder advances	0	-13,000	0
Advances from shareholders	17,000	1,000	18,000
Proceeds from issuance of common stock	0	8,500	65,000
Proceeds from issuance of common stock, subject to rescission	0	0	0

Cash flows from financing activities	17,000	-3,500	83,000

Increase in cash and cash equivalents	1,595	-42,289	2,000

Cash and cash equivalents - Beginning of period	405	42,694	—

Cash and cash equivalents - End of period	$2,000	$405	$2,000

Supplemental Disclosures regarding cash flows
Interest paid	$—	$—	$—
Income taxes paid	—	—	—

Non-cash financing activities
Paid in capital from contributed services	—	50	50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

Note 1 – Nature of Operations

Theron Resource Group (“the Company” or “Theron”) was incorporated under the laws of the State of Wyoming on April 11, 2006. The Company is a start-up, exploration stage corporation which has an option agreement to acquire through a two-phase exploration program, a property in south-western British Columbia, Canada, consisting of six claim blocks covering 4,380 acres. The Company’s business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold. If gold exists on the claims the Company will determine if it can be economically extracted and profitably processed.

The Company is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. The Company is devoting its resources to establishing the new business but its planned operations have not yet commenced: accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception), to May 31, 2010.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at May 31, 2010, and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $16,555 for the year ended May 31, 2010, and $85,328 for the period from April 11, 2006 (date of inception), through May 31, 2010. We have not generated any revenues and no revenues are anticipated until we begin removing and selling gold; there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to support the Company in operation and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from the public offering it will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from its officers, directors or others. If the Company requires additional cash and can’t raise it, it will either have to suspend operations until the cash is raised, or cease business entirely.

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

Mining exploration costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisitions are initially capitalized as tangible assets when purchased in accordance with FASB ASC 805-20-55-37. At the end of each fiscal quarter, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

Mineral property exploration costs are expensed as incurred.

As of May 31, 2010 the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

The beneficial owner holds the right to the claims which give him or his designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Reclamation costs

The Company is subject to the Canadian Mineral Tenure Act Regulations, the British Columbia Mineral Exploration Code and the Ministry of Energy and Mines of British Columbia. Before commencing the exploration program a permit must be obtained from the District Inspector, a provincial government agent. Further, the Company is required to reclaim the mining claim after the exploration program is completed including removing any garbage, fuel drums, cleaning any spills, and filling in any open trenches.

The Health, Safety and Reclamation Code for mines in British Columbia deals with environmental matters relating to the exploration of mining properties. The Code’s goals are to protect the environment through a series of regulations affecting health, safety, archaeological sites and exploration access. The Company is responsible to provide a safe working environment, not disrupt archaeological sites, and to conduct its activities to prevent unnecessary damage to the property. Upon abandonment of the property, all holes, pits and shafts will be filled in or sealed. It is difficult to estimate the full costs of the compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until the Company starts operations. The Company will record a liability for the estimated costs to reclaim the mined land by recording charges to production costs for each unit of gold mined over the life of the mine. The amount to be charged will be based on management’s estimate of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures are charged to operations as incurred.

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $85,328 as of May 31, 2010, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended May 31, 2010, and for the period April 11, 2006 (date of inception), through May 31, 2010, there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

In August 2001, ASC Topic “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued which clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment” and recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended May 31, 2010. As of May 31, 2010, there were no options outstanding.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

Business segments

ASC Topic “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company has evaluated the requirements of this Topic and determined that it is not applicable to our operations.

Start-up expenses

Theron adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception), through May 31, 2010.

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

Recently issued accounting pronouncements

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements, financial condition or liquidity.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, ASC Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” was issued. This standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Codification was effective in the second quarter of the year ending May 31, 2009, and accordingly, all subsequent public filings reference the Codification as the sole source of authoritative literature.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

In June 2009, ASC Topic, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” was issued. It requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. The topic eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. The topic was effective for fiscal years beginning after November 15, 2009. The Company has determined that the impact SFAS 166 will have no effect on its financial condition, results of operations or cash flows.

In June 2009, ASC Topic, “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated was issued. This topic clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, the entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This topic requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The topic was effective for fiscal years beginning after November 15, 2009. The Company has determined that the impact will have no effect on its financial condition, results of operations or cash flows.

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

In May 2009, ASC Topic “Subsequent Events” was issued. It provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The topic also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The topic is effective for interim and annual periods ending after June 15, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. In February, 2010 this topic was amended to exclude public companies from disclosing the date through which subsequent events were reviewed..

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
MAY 31, 2010

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

In April 2009, ASC Topic, “Interim Disclosures about Fair Value of Financial Instruments” was issued. This topic essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the topic requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

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

Note 4 – Common stock transactions

Activity for the period April 11, 2006 (date of inception), to May 31, 2006

 On April 20, 2006, we issued 6,000,000 shares of common stock at a price of $0.001 per share to our founder for $6,000 in cash.

Activity for the period June 1, 2006, to May 31, 2007

 On November 30, 2006, we issued 900,000 shares at a price of $0.01 per share for cash of $9,000.

Activity for the period June 1, 2007, to May 31, 2008

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

Note 4 – Common stock transactions (continued)

During April and May 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500 for the issuance of 1,000,000 shares of common stock subscribed for at a price of $0.05 per share pursuant to the Company’s SB-2 registration statement dated October 11, 2007, and three selling shareholders resold 900,000 shares between December 23, 2007, and May 31, 2008. All of the 1,900,000 shares so issued or resold were issued or resold prior to the declaration of an effective date for the Company’s SB-2 registration statement under our mistaken assumption that the registration statement had become effective through the passage of time.

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

Activity for the period June 1, 2008, to May 31, 2009

Received $8,500 from the common stock subscriptions receivable at March 31, 2008.

Activity for the period June 1, 2009, to May 31, 2010

No shares were issued during the period.

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500 for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December 2007, and May 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to a total of three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for the Company’s SB-2 registration statement filed on October 05, 2007, under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers have been informed of this situation.

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
MAY 31, 2010

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

In April, 2006 we issued a total of 6,000,000 shares of restricted common stock to our director for $6,000 ($0.001 per share) as founder shares. (Note 4).

As of May 31, 2010, the amount due to a related party consists of an $18,000 advance from our officer and director which was provided for working capital purposes. The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Note 7 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, Theron must incur exploration expenditures on the George claims in the minimum amount of $20,000 by August 31, 2008, (paid; an analysis of the work and engineering report are pending) and an additional $40,000 by February 28, 2010, which has not been carried out to date due to the late receipt of an engineering report. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We have recently (July 15, 2010) received an engineering report on the first phase project and must spend some time reviewing it and its implications before determining future actions. The Vendor has verbally agreed not to terminate the option agreement until at least 180 days after the receipt of the engineering report on the phase I exploration work carried out in mid 2009.

Upon exercise of the option, we are required to pay the owner, commencing May 31, 2010, sum of $25,000 per annum, as prepayment of the net smelter royalty. The Vendor has verbally agreed to delay the requirement to pay the net smelter amount until at least one year after the receipt of the engineering report noted above.

Note 8 – Income Taxes

Theron has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period April 11, 2006, through May 31, 2010, due to our loss position and we have fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carry-forward period.

Note 9 – Subsequent Events

There are no subsequent events reportable as of the date of the annual financial statements or the date of this report.

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

As of May 31, 2010, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief financial and chief executive officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2010, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.	As of May 31, 2010, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of May 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report in this annual report.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The following individuals were serving as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successor(s) have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held	Age	Date First Elected
	Chief Executive Officer
Jerry R. Satchwell	Chief Operating Officer	73	April 11, 2006
	Chief Financial Officer
	Director

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

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

•	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;
•	being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or
•	being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

Name	Number of	Number of Transactions	Failure to File
	Late Reports	Not Reported on a	Required
		Timely Basis	Forms
Jerry R. Satchwell	2(1)	2(1)	2

(1) Jerry R. Satchwell failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities and failed to file a Form 5 – Annual Statement of Changes in Beneficial Ownership.

Code of Ethics

Our board of directors on April 22, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics Program was filed as an exhibit to our Form SB-2 filed with the SEC on October 4, 2007. A copy will be sent without charge to anyone requesting a copy by contacting us at our principal office by letter or e-mail.

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

Web Site

Theron maintains its Web site at “theron-resource-group.com” and has an e-mail address at “theronventures@gmail.com”.

ITEM 11.          EXECUTIVE COMPENSATION

(a) General

The particulars of the compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2010, 2009 and 2008; and
•	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2010, 2009 and 2008.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

	Fiscal					Options
Name and	Year			Stock	Securities	Awards (Value
Principal	Ended			Awards	Underlying	of Options) ($)	Total
Position	May 31	Salary	Bonus	($)	Options	(5)	Compensation
Jerry R. Satchwell – President & Director	2010	$0	$0	$0	Nil	$0	$0
Jerry R. Satchwell – President & Director	2009	$0	$0	$0	Nil	$0	$0
Jerry R. Satchwell – President & Director	2008	$0	$0	$0	Nil	$0	$0

Further, Mr. Jerry R. Satchwell is deemed to have received $50 in 2006 – 2007 from Theron for certain administrative services as contributed administrative services with a corresponding credit to additional paid-in capital. No payments were made. Otherwise, Mr. Satchwell, our senior officer and director, has received no compensation for his time or services rendered to Theron and there are no plans to compensate him in the near future, unless and until we begin to realize revenues and become profitable in our business. The fair market value of the 6,000,000 shares of Theron issued to Mr. Satchwell in October, 2006 for cash consideration of $6,000 did not exceed the $0.001 per share that he paid for the shares.

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

Title of Class	Name and Address of Beneficial Owner [1] [2] [4]	Amount & Nature of Beneficial Ownership [3]	Percentage of Class
	Jerry R. Satchwell	6,000,000	67.4%
common stock	1596 Gulf Road, Number 34,	Beneficial Owner
	Point Roberts, WA 98281

[1]	The person named above may be deemed to be a “parent” and “promoter” of Theron, within the meaning of such terms under the Act by virtue of his direct and indirect stock holdings. Mr. Satchwell is the only “promoter” of Theron Resource Group

[2]	The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

[3]	As of May 31, 2010, and the date of this report.

[4]	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of the date of this report, there were 7,900,000 shares of our common stock issued and outstanding.

(b) Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with Theron. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

Title of Class	Name and Address of Beneficial Owner [1] [3]	Amount & Nature of Beneficial Ownership [2]	Percentage of Class
	Jerry R. Satchwell
common stock	1596 Gulf Road, Number 34,	6,000,000	67.4%
	Point Roberts, WA 98281
	Director and officer since April 11, 2006

[1]	As of May 31, 2010, and the date of this report.

[2]	Common shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof based upon information furnished to Theron by individual directors and officers. All such shares are held directly.

[3]	The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

The directors, officers and other members of management of Theron, as a group beneficially own, directly or indirectly, 6,000,000 of our common shares, representing 67.4% of the total issued and outstanding securities of Theron as of May 31, 2010, and the date of this report

There are no outstanding stock options.

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

ITEM 13.         CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2010, and for fiscal year ended May 31, 2009, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2010	May 31, 2009
Audit Fees	$6,000	$5,000
Audit Related Fees	NIL	NIL
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,000	$5,000

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2010, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $6,000 as compared to $5,000 for the similar period of the preceding fiscal year and for the period from inception on April 11, 2006, to May 31, 2010, the amount was approximately $18,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2009, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on April 11, 2006, to May 31, 2010, the amount was $0.

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2010, and 2009 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on April 11, 2006, to May 31, 2010, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2010, and 2009 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on April 11, 2006, to May 31, 2010, the amount was approximately $0.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this report.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(1)	Registration Statement
1.1	S-1 Rescission Offering Statement dated April 3, 2010, including audited financial statements for the fiscal year ended May 31, 2009

(10)	Material Contracts
10.1	Option To Purchase And Royalty Agreement between Theron Resource Group and Bryan Livgard (incorporated by reference from our registration statement on Form SB-2 filed on October 04, 2007)
10.2	Code Of Business Conduct & Ethics and Compliance Program (incorporated by reference from our registration statement on Form SB-2 filed on October 04, 2007)

(31)	Section 302 Certification
31.1 *	Section 302 Certification - Certification of Jerry R. Satchwell as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Section 302 Certification - Certification of Jerry R. Satchwell as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1 *	Section 906 Certification - Certification of Jerry R. Satchwell as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Section 906 Certification - Certification of Jerry R. Satchwell as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 31, 2010

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

Date: August 31, 2010