Form 10-Q
period 2010-08-31
Theron Resource Group
filed 2010-10-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended August 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,900,000 shares of Common Stock as of the date of this periodic report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $1,729,400 based on the last reported sales price on the OTC Bulletin Board on that date. We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format. Yes [   ]    No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
August 31, 2010

	August 31, 2010	August 31, 2009	May 31, 2010
	(Unaudited)	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$1,432	$89	$2,000
Prepaid expenses	-----	-----	-----

Total Assets	1,432	89	2,000

Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable and accrued liabilities	4,700	4,320	4,500
Due to related party (Note 6)	20,000	1,000	18,000
Contingent Liability - shares subject to rescission (Note 5)	-----	-----	-----

Total current liabilities	24,700	5,320	22,500

Stockholders' equity
Common stock, 500,000,000 shares authorized, par value $.001, 7,900,000 shares issued and outstanding	7,900	7,900	7,900
Additional paid-in capital	57,150	57,150	57,150
Other comprehensive loss	(222)	(222)	(222)
Deficit accumulated during the exploration stage	(88,096)	(70,059)	(85,328)
Total stockholders' equity	(23,268)	(5,231)	(20,500)

Total liabilities and stockholders' equity	$1,432	$89	$2,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

						For the period
		Three months		Three months		April 11, 2006
		ended		ended		(date of inception)
		August 31,		August 31,		through
		2010		2009		August 31, 2010

Revenues	$		$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		4,242
Mineral property exploration		---		---		20,082
Loss on foreign exchange		---		2		93
Professional fees		1,200		1,106		32,880
Communications expense		---		---		3,805
Office expenses		39		57		5,479
Travel and entertainment		839		---		7,413
Filing fees		---		120		8,637
Transfer agent fees		690		---		5,415
Other services		---		---		50

Total expenses		2,768		1,285		88,096

Net loss		$(2,768)		$(1,285)		$(88,096)

Basic and diluted loss per common share		$0.00		$0.00

Weighted average number of common shares used in per share calculations		7,900,000		7,184,932

See accompanying notes to financial statements

Theron Resource  Group
(an Exploration  Stage Company)
Statement  of Changes  in Stockholders'  Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	50	---	---	50

Currency exchange loss	---	---	---	(222)	---	(222)

Net loss for the period April 11, 2006 (inception) to May 31, 2007	---	---	---	---	(14,774)	(14,774)

BALANCE, MAY 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54

Net los for the year					(18,165)	(18,165)

BALANCE, MAY 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)

Common shares issued for cash	1,000,000	1,000	49,000	---	---	50,000

Net Loss for the year	---	---	---	---	(35,834)	(35,834)

BALANCE, MAY 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)

Net Loss for the year	---	---	---	---	(16,555)	(16,555)

BALANCE, MAY 31 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)

Net Loss for the quarter ended August 31, 2010	---	---	---	---	(2,768)	(2,768)

BALANCE, AUGUST 31, 20	7,900,000	7,900	57,150	(222)	(88,096)	(23,268)

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						For the period
						October 19, 2006
		Three months		Three months		(date of inception)
		ended		ended		through
		August 31, 2010		August 31, 2009		August 31, 2010

Cash flows used for operating activities
Net loss		$(2,768)		$(1,285)		$(88,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services		0		0		50
Other comprehensive loss		0		0		(222)
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses						0
Increase (decrease) in accounts payable & accrued liabilities		200		970		4,700

Cash flows used for operating activities		(2,568)		(315)		(83,568)

Cash flows from financing activities
Advances (repayments) from (to) related party		2,000		0		20,000
Share Subscriptions		0		0		0
Contingent Liabilities - share subscriptions received		0		0		0
Proceeds from issuance of common stock		0		0		65,000

Cash flows from financing activities		2,000		0		85,000

Increase in cash and cash equivalents		(568)		(315)		1,432

Cash and cash equivalents - Beginning of period		2,000		405		0

Cash and cash equivalents - End of period		$1,432		$90		$1,432

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

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

Theron is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. We are devoting our resources to establishing the new business of which only the first phase of exploration has been completed and on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception), to August 31, 2010.

Note 2 – Basis of Presentation and Going Concern

Interim financial data presented herein are unaudited. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period April 11, 2006 (inception), through May 31, 2010, as filed in its Form 10-K Report dated August 31, 2010, and should be read in conjunction with the notes thereto. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Theron’s financial statements at August 31, 2010, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred a loss of $2,768 for the three month period ended August 31, 2010, and a loss of $88,096 for the period from April 11, 2006 ( inception), through August 31, 2010. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold; there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to our ability to continue as a going concern.

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
AUGUST 31, 2010

Note 3 – Summary of Significant Accounting Policies

Cash and cash equivalents

For purposes of the statement of cash flows, Theron considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mining exploration costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisitions are initially capitalized as tangible assets when purchased in accordance with FASB ASC 805-20-55-37. At the end of each fiscal quarter, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. Mineral property exploration costs are expensed as incurred.

As of August 31, 2010, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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
AUGUST 31, 2010

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling $88,096 as of August 31, 2010, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three-month period ended August 31, 2010, and for the period April 11, 2006 (inception), through August 31, 2010, there were no potential dilutive securities.

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
AUGUST 31, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic “Share-Based Payment” and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any new employee options and no options were cancelled or exercised during the quarter ended August 31, 2010. As of August 31, 2010, there were no options outstanding.

Business segments

ASC Topic “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. We have evaluated the requirements of this Topic and determined that it is not applicable to our operations.

Start-up expenses

Theron adopted ASC Topic “Reporting the Costs of Start-up Activities” which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in general and administrative expenses for the period from April 11, 2006 (inception), through August 31, 2010.

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

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

Note 4 – Common stock transactions

Activity for the period April 11, 2006 ( inception) to May 31, 2006
On April 20, 2006, we issued 6,000,000 shares of common stock at a price of $0.001 per share to our founder for $6,000 in cash.

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

Activity for the period June 1, 2009 to May 31, 2010
          No shares were issued during the period.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

Note 4 – Common stock transactions (continued)

Activity for the period June 1, 2010 to August 31, 2010
          No shares were issued during the period.

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, Theron received $41,500 and had a subscription receivable in the amount of $8,500 for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company’s SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for our SB-2 registration statement filed on October 05, 2007, under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers were informed of the situation.

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

We issued a total of 6,000,000 shares of restricted common stock in April, 2006 to our director for $6,000 ($0.001 per share) as founder shares. (Note 4).

As of August 31, 2010, the amount due to a related party consists of a $20,000 advance from our officer and director which was provided for working capital purposes. The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Note 7 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, Theron must incur exploration expenditures on the George claims in the minimum amount of $20,000 by August 31, 2008, (paid; an analysis of the work and engineering report are pending) and an additional $40,000 by February 28, 2010, which has not been carried out to date due to the late receipt of an engineering report. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We have recently (July 15, 2010) received an engineering report on the first phase project and must spend some time reviewing it and its implications before determining future actions. The Vendor has verbally agreed not to terminate the option agreement until at least 180 days after the receipt of the engineering report on the phase I exploration work carried out in mid 2009, i.e., the Vendor will not terminate the agreement prior to January 15, 2011.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

Note 7 – Commitments (continued)

Upon exercise of the option, we are required to pay the owner, commencing May 31, 2010, sum of $25,000 per annum, as prepayment of the net smelter royalty. The Vendor has verbally agreed to delay the requirement to pay the net smelter amount until at least one year after the receipt of the engineering report noted above.

Note 8 – Subsequent Events

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section “Risk Factors” on page 5, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements stated or implied by these statements.

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

Our financial statements are stated in United States Dollars (“USD” or “US$” or “$”) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

Theron is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Foreign Currency and Exchange Rates

Dollar costs of Theron’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.03 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements for current or future periods. Where expenses have been incurred, Canadian Dollars have been converted into United States currency at the rate applicable on the date of the incurrence of the expense which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2010, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

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

If the results of phase I are not in our favor, we will terminate the option agreement and will not be obligated to make any subsequent payments. Similarly, if the results of phase II are unfavourable, we will terminate the option and will not be obligated to make any subsequent payments.

The phase I exploration program on the George property was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological report. The phase I geological exploration program on the property cost $20,000 which is a reflection of local costs for the specified type of work. The Assessment Report on the work carried out on the Claims was received in late May, 2010 and called for a Phase II work program which will cost an estimated $155,000. We are currently reviewing the recommendation and seeking financing for moving forward with the project; no decisions have yet been made and no expressions of interest in assisting with the financing have been received to date.

Theron is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

The reader of this periodic report is directed to our Form 10-K Report for May 31, 2010, dated August 31, 2010, and our S-1 registration statement dated April 3, 2008, for further discussion of the property, mineral exploration in Canada, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan is to proceed with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver. The option agreement expired May 31, 2009, but the property owner has verbally agreed to take no action to terminate the agreement until such time as we have been able to review the engineering report, evaluate the various financing options that may be available to us and are in a position to determine how and when we will be able to move forward with the project. We received the report on May 25, 2010, and must spend some time reviewing it and its implications before determining future actions. The Vendor has verbally agreed not to terminate the option agreement until at least 180 days after the receipt of the engineering report on the phase I exploration work carried out in mid 2009; i.e., the Vendor will not terminate the agreement prior to November 25, 2010.

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

The mineral showings on the George claims may perhaps be either large disseminated copper-gold deposits in rocks altered by an intrusive body that is found at the indurated alteration front of the intrusive body about 300 meters away from the contact, or as massive replacement mineralization in limestone where disseminated silver–zinc occurs in altered limestone or as massive replacement of limestone. The disseminations may extend over a few kilometers in length and up to 250 m in width.

The three fault intersection on the southwestern George claims did not return notable soil values nor did silt samples in the vicinity. The only fault exposure that has been found lies about 1.0 km away from the fault junction on the southwest striking fault branch. The five channel samples across the exposed part of the fault and one grab sample gave low values but two were anomalous in copper, and soil samples near the three fault junction indicate that the southwest fault may carry some mineralization.

On the northern part of the claims the rocks have undergone contact metamorphic alteration with introduction of quartz, pyrite, chalcopyrite and gold values from near the intrusive contact and up to 400m to perhaps 500m southwest of the contact. At the B and R showing one narrow sample (7.0 cm) gave roughly ½ gram gold and 0.15 % copper per tonne and the soil grid outlined anomalous values that extend southeasterly. Rock samples have located low grade copper gold values particularly at the Dawn showing.

A bark survey covering the Nicola Group rocks from about 150 meters to 450 meters away from the contact to the intrusive rocks has indicated anomalous values in Br, Cl, F, I, indicators of buried mineralization, at several locations. The report concludes that these anomalies warrant exploration by diamond drilling and makes the following recommendations

1.

The sample results of the bark survey, location maps and forest cover report should be submitted to Colin Dunn, Biogeochemistry Consultant, for evaluation and further work is contingent upon his recommendations.

2	The property exploration has now been narrowed down to 2-3 areas each not more than about 1/10 of a square kilometer.
3	An excavator should be brought in and used to construct an access road to the anomalous areas.
4	Bedrock should be exposed by trenching and diamond drill sites should be constructed
5	It is recommended that the anomalous halogen response areas and trenches be geologically mapped in detail.
6

It is recommended that six diamond drill holes in at least 3 locations be drilled to an average depth of 125 meters for a total of 750 meters. The core must be described and zones of interest must be split, sampled and analyzed. The core must be stored at a safe place.

The estimated costs of the above recommendations are as follows:

Consultant $1000/day - 3 days + expenses	$ 3,500
Geologist and helper $ 700/day – 40 days	$ 28,000
Accommodation & Meals $160/day-40 days	$ 6,400
Vehicle & gas $ 100/day – 40 days	$ 4,000
Excavator $1500/day – 12 days	$ 18,000
Diamond drilling $120/meter – 750 meters	$ 90,000
Assaying of split core – 300 samples @ $20 per sample	$ 6,000
Report and maps	$ 5,000
$140,900
Contingency 10%	$ 14,100
TOTAL	$155,000

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

Offices

Our offices are located at 1596 Gulf Road, No. 34, Point Roberts, Washington 98281 and are provided to us by Jerry R. Satchwell, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged back to Theron on a quarterly basis.

Risk Factors

At present we do not know whether the claims contain commercially exploitable reserves of gold or any other valuable mineral. The proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or un-expected formations and other unanticipated conditions can be encountered in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three months ended August 31, 2010, August 31, 2009, and April 11, 2006 (inception), through August 31, 2010, are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006, to August 31, 2010, was $85,000 ($65,000 as a result of proceeds received from sales of our common stock and $20,000 advanced without terms of repayment).

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2010. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2010,was $0 and $0 for the same periods in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters ended August 31, 2010 and 2009, was nil ($0), and $65,000 received for the period from inception on April 11, 2006, through to and including August 31, 2010. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

		For the quarter		For the quarter	April 11, 2006,
		ended		ended	(inception) thru
Expense Item		August 31, 2010		August 31, 2009	August 31, 2010

Acquisition of mineral property	$	---	$	---	$4,242
Mineral property exploration		---		---	20,082
Loss on foreign exchange		---		2	93
Professional fees		1,200		1,106	32,880
Communications expense		---		---	3,805
Office expenses		39		57	5,479
Travel and entertainment		839		---	7,413
Filing fees		---		120	8,637
Transfer agent fees		690		---	5,415
Other services		---		---	50

TOTAL		$2,768		$1,285	$88,096

SUMMARY – Total expenses for the quarter ended August 31, 2010, amounted to $2,768 while $1,285 was spent in the similar period ended August 31, 2009. A total of $88,096 in expenses has been incurred since inception on April 11, 2006, through August 31, 2010. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarters under review. From April 11, 2006 (inception), through August 31, 2010, Theron has spent a total of $4,242 on mineral property acquisition expenses. This cost category will vary depending on our acquisition or disposition activities.

MINERAL PROPERTY EXPLORATION COSTS: Theron advanced $0 (nil) during the first quarter for the exploration program cost but spent $20,082 for such costs in the similar period in 2009. From April 11, 2006 (inception), through August 31, 2010, we have spent $20,082 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts.

LOSS ON FOREIGN EXCHANAGE: No ($0) foreign exchange losses were incurred for the quarter ended August 31, 2010, while $2 was expended in the similar period ended August 31, 2009. From April 11, 2006 (inception), through August 31, 2010, a total of $93 has been lost on foreign exchange.

PROFESSIONAL FEES: $1,200 in professional fees were incurred for the quarter ended August 31, 2010, while $1,106 was spent in the similar period ended August 31, 2009. From inception to April 11, 2006, we have incurred $32,880 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the three month periods ended on August 31, 2010, and 2009. From April 11, 2006 (inception), through August 31, 2010, $3,805 has been spent on communication costs.

OFFICE EXPENSES: $39 was expended on the office for the quarter ended August 31, 2010, while $57 was spent in the similar period ended August 31, 2009. From April 11, 2006 (inception), through August 31, 2010, a total of $5,479 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $839 in travel, entertainment or meal expenses were incurred for the quarter ended August 31, 2010, and $0 (nil) was expended in the similar period last year. For the period April 11, 2006 (inception), through August 31, 2010, a total of $7,413 has been spent on this category.

FILING FEES: No ($0) filing fees were incurred for the quarter ended August 31, 2010, and $120 was spent in the quarter ended August 31, 2009. For the period April 11, 2006 (inception), through August 31, 2010, Theron has spent $8,637 on filing and related fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

TRANSFER AGENT FEES: We spent $690 in transfer agent fees and related costs during the first quarter and $0 (nil) in the similar period in 2009. From April 11, 2006 (inception), through August 31, 2010, we have spent $5,415 on transfer agent expenses. These costs will vary depending on our share issuances.

COMPENSATION: No compensation costs were incurred for the quarters ended August 31, 2010, or August 31, 2009, and no compensation costs have been incurred since inception.

CONTRIBUTED EXPENSES (OTHER EXPENSES): No contributed expenses were incurred for the quarters ended August 31, 2010, or August 31, 2009. A total of $50 has been expensed in the period from inception on April 11, 2006, to August 31, 2010. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarter ended August 31, 2010; none were incurred for the similar period ended August 31, 2009. From April 11, 2006 (inception), through August 31, 2010, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended August 31, 2010, $2,568 in net cash was used and for the similar period ended on August 31, 2009, the amount was $315. We have used $83,568 in net cash from inception on April 11, 2006, to August 31, 2010.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2010 or from the date of inception.

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

Plan of Operation

As of August 31, 2010, we had a deficit of $23,268 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2011, we will concentrate our efforts on the review of the phase I work program on our optioned mineral property and securing additional financing to be able to carry out our business plan. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, we will try to raise the funds required from a new public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any commitments on the raising of additional funds and there is no assurance that we would be able to raise money in the future.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010 – 2011. Management projects that we will require a total of up to $250,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	155,000
Working Capital	45,000

Total	$250,000

As at August 31, 2010, we had a working capital deficit of $23,268. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

There are no assurances that we will be able to obtain further funds required for continued operations. We are pursuing various financing alternatives to meet immediate and long-term financial requirements but results to date have not been encouraging. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2010, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006, to August 31, 2010, was $85,000 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs) and a $20,000 advance from a related party. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 3 placees. During May, 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of August 31, 2010, our total assets, consisting entirely of cash, amounted to $1,432 and total liabilities were $24,700. Working capital stood at negative $23,268.

For the three months ended August 31, 2010, the net loss was $2,768 ($0.00 per share) as compared to a loss of $1,285 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at August 31, 2010, and 7,184,932 as at August 31, 2009. The net loss from inception to August 31, 2010, is $88,096.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2010. Although inflation is moderately higher than it was during 2009 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended August 31, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Theron had 7,900,000 shares of common stock issued and outstanding as of August, 31, 2010, and as of the date of this periodic report. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to August 31, 2010, was $85,000 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$4,242
Exploration of Mineral Property – advance	20,083
Loss on Currency Exchange	93
Professional Fees	32,880
Communications Expenses	3,805
Office Expenses	5,479
Travel, Entertainment and Meals	7,413
Filing Fees	8,637
Transfer Agent Fees	5,415
Other Costs and Services	0

Total Use of Proceeds to August 31, 2010	$88,046

Common Stock

During the quarter ended August 31, 2010, no shares of common stock were issued. As of August 31, 2010, and the date of this periodic report, there were 7,900,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending August 31, 2010.

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

Reports on Form 8-K filed during the quarter ended August 31, 2010: NONE

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

Date: October 14, 2010

BY: /s/ Jerry R. Satchwell

JERRY R. SATCHWELL, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors