Form 10-Q
period 2010-11-30
Theron Resource Group
filed 2011-01-20
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)
For the quarterly period ended NOVEMBER 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
November 30, 2010

	Six Months	Six Months
	ended	ended
	November 30, 2010	November 30, 2009	May 31, 2010
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$367	$5,804	$2,000
Prepaid expenses	0	0	0

Total Assets	367	5,804	2,000

Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable and accrued liabilities	1,225	1,150	4,500
Due to related party	25,000	16,000	18,000

Total liabilities	26,225	17,150	22,500

Stockholders' equity
Common stock, 500,000,000 shares authorized, par value $0.001, 7,900,000 shares issued and outstanding	7,900	7,900	7,900
Additional paid-in capital	57,150	57,150	57,150
Other comprehensive loss	(222)	(222)	(222)
Deficit accumulated during the exploration stage	(90,686)	(76,174)	(85,328)
Total stockholders' equity	(25,858)	(11,346)	(20,500)

Total liabilities and stockholders' equity	$367	$5,804	$2,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

										For the period
		Three months		Three months		Six months		Six months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		November 30,		November 30,		November 30,		November 30,		through
		2010		2009		2010		2009		November 30, 2010

Revenues	$		$	---	$		$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		---		---		4,242
Mineral property exploration		---		---		---		---		20,082
Loss on foreign exchange		(3)		1		(3)		1		90
Professional fees		861		1,049		2,061		2,158		33,741
Communications expense		---		---		---		---		3,805
Office expenses		34		42		73		98		5,513
Travel and entertainment		---		---		839		---		7,413
Transfer agent		600		4,000		1,290		4,000		6,015
Filing fees		1,098		1,023		1,098		1,144		9,735
Other services		---		---		---		---		50

Total expenses		2,590		6,115		5,358		7,401		90,686

Net loss		$(2,590)		$(6,115)		$(5,358)		$(7,401)		$(90,686)

Basic and diluted loss per common share		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		6,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)
					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid---in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	50	---	---	50

Currency exchange loss	---	---	---	(222)	---	(222)

Net loss for the period April 11, 2006 (inception) to May 31, 2007	---	---	---	---	(14,774)	(14,774)

BALANCE, MAY 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54

Net los for the year					(18,165)	(18,165)

BALANCE, MAY 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)

Common shares issued for cash	1,000,000	1,000	49,000	---	---	50,000

Net Loss for the year	---	---	---	---	(35,834)	(35,834)

BALANCE, MAY 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)

Net Loss for the year	---	---	---	---	(16,555)	(16,555)

BALANCE, MAY 31 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)

Net Loss for the quarter ended November 30, 2010	---	---	---	---	(5,358)	(5,358)

BALANCE, NOVEMBER 30, 2010	7,900,000	7,900	57,150	(222)	(90,686)	(25,858)

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

										For the period
		Three months		Three months		Six months		Six months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		November 30,		November 30,		November 30,		November 30,		through
		2010		2009		2010		2009		November 30, 2010

Cash flows used for operating activities
Net loss		$(2,590)		$(6,115)		$(5,358)		$(7,401)		$(90,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services		0		0		0		0		50
Other comprehensive loss		0		0		0		0		(222)
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses		0		0		0		0		0
Increase (decrease) in accounts payable & accrued liabilities		(3,475)		(3,170)		(3,275)		(2,200)		1,225

Cash flows used for operating activities		(6,065)		(9,285)		(8,633)		(9,601)		(89,633)

Cash flows from financing activities
Advances (repayments) from (to) related party		5,000		15,000		7,000		15,000		25,000
Proceeds from issuance of common stock		0		0		0		0		65,000

Cash flows from financing activities		5,000		15,000		7,000		15,000		90,000

Increase in cash and cash equivalents		(1,065)		5,715		(1,633)		5,399		367

Cash and cash equivalents --- Beginning of period		1,432		89		2,000		405		0

Cash and cash equivalents --- End of period		$367		$5,804		$367		$5,804		$367

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---	$	---	$	---
Income taxes paid		---		---		---		---		---

Non---cash financing activities
Paid in capital from contributed services		---		---		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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

Theron is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. We are devoting our resources to establishing the new business of which only the first phase of exploration has been completed and on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception), to November 30, 2010.

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

Theron’s financial statements at November 30, 2010, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred a loss of $2,590 for the three month period and a loss of 5,538 for the six month period ended November 30, 2010, and a loss of $90,686 for the period from April 11, 2006 ( inception), through November 30, 2010. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold; there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to our ability to continue as a going concern.

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
NOVEMBER 30, 2010

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

As of November 30, 2010, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling $90,686 as of November 30, 2010, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the six-month period ended November 30, 2010, and for the period April 11, 2006 (inception), through November 30, 2010, there were no potential dilutive securities.

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

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic “Share-Based Payment” and recognize in the statement of operations the grant-date fair value of stock options and other equity-based

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

compensation issued to employees and non-employees. We did not grant any new employee options and no options were cancelled or exercised during the quarter ended November 30, 2010. As of November 30, 2010, there were no options outstanding.

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

Start-up expenses

Theron adopted ASC Topic “Reporting the Costs of Start-up Activities” which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in general and administrative expenses for the period from April 11, 2006 (inception), through November 30, 2010.

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

Note 3 – Summary of Significant Accounting Policies (continued)

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

Note 4 – Common stock transactions

Activity for the period April 11, 2006 (inception) to May 31, 2006
On April 20, 2006, we issued 6,000,000 shares of common stock at a price of $0.001 per share to our founder for $6,000 in cash.

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

Activity for the period June 1, 2010 to November 30, 2010
No shares were issued during the period.

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

Note 5 – Common Stock Subject to Rescission (continued)

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

As of November 30, 2010, the amount due to a related party consists of a $25,000 advance from our officer and director which was provided for working capital purposes. The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Note 7 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, Theron must incur exploration expenditures on the George claims in the minimum amount of $20,000 by November 30, 2008, (paid; an analysis of the work and engineering report are pending) and an additional $40,000 by February 28, 2010, which has not been carried out to date due to the late receipt of an engineering report. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We have recently (July 15, 2010) received an engineering report on the first phase project and must spend some time reviewing it and its implications before determining future actions. The Vendor has verbally agreed not to terminate the option agreement until at least 180 days after the receipt of the engineering report on the phase I exploration work carried out in mid 2009, i.e., the Vendor will not terminate the agreement prior to January 15, 2011.

Upon exercise of the option, we are required to pay the owner, commencing May 31, 2010, sum of $25,000 per annum, as prepayment of the net smelter royalty. The Vendor has verbally agreed to delay the requirement to pay the net smelter amount until at least one year after the receipt of the engineering report noted above.

Note 8 – Subsequent Events

Under the terms of the Option to Purchase and Royalty Agreement, we must incur exploration expenditures on the George claims of an additional $40,000 by February 28, 2010. The Vendor has verbally agreed not to terminate the option agreement until at least 180 days after the receipt of the engineering report, i.e., the Vendor will not terminate the agreement prior to January 15, 2011.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2010, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

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

The phase I exploration program on the George property was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological report. The phase I geological exploration program on the property cost $20,000 which is a reflection of local costs for the specified type of work. The Assessment Report on the work carried out on the Claims was received in late July, 2010 and called for a Phase II work program which will cost an estimated $155,000. We are currently reviewing the recommendation and seeking financing for moving forward with the project; no decisions have yet been made and no expressions of interest in assisting with the financing have been received to date.

Theron is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

The reader of this periodic report is directed to our Form 10-K Report for May 31, 2010, dated August 31, 2010, and our S-1 registration statement dated April 3, 2008, for further discussion of the property, mineral exploration in Canada, maps, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan is to proceed with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver. The option agreement expired May 31, 2009, but the property owner has verbally agreed to take no action to terminate the agreement until such time as we have been able to review the engineering report, evaluate the various financing options that may be available to us and are in a position to determine how and when we will be able to move forward with the project. We received the report on July 25, 2010, and must spend some time reviewing it and its implications before determining future actions. The Vendor has verbally agreed not to terminate the option agreement until at least 180 days after the receipt of the engineering report on the phase I exploration work carried out in mid 2009; i.e., the Vendor will not terminate the agreement prior to January 15, 2011.

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

The estimated costs of the above recommendations are as follows:

Consultant $1000/day - 3 days + expenses	$ 3,500
Geologist and helper $ 700/day – 40 days	$ 28,000
Accommodation & Meals $160/day-40 days	$ 6,400
Vehicle & gas $ 100/day – 40 days	$ 4,000
Excavator $1500/day – 12 days	$ 18,000
Diamond drilling $120/meter – 750 meters	$ 90,000
Assaying of split core – 300 samples @ $20 per sample	$ 6,000
Report and maps	$ 5,000
$ 140,900

Contingency 10%	$ 14,100
TOTAL	$ 155,000

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three- and six-month periods ended November 30, 2010, November 30, 2009, and April 11, 2006 (inception), through November 30, 2010, are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006, to November 30, 2010, was $90,000 ($65,000 as a result of proceeds received from sales of our common stock and $25,000 advanced without terms of repayment).

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2010. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2010,was $0 and $0 for the same periods in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters and six month periods ended November 30, 2010 and 2009, was nil ($0), and $65,000 received for the period from inception on April 11, 2006, through to and including November 30, 2010. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

		Three months	Three months	Six months	Six months	Apr 11, 2006
		ended	ended	ended	ended	(inception)
		November	November	November	November	through
		30, 2010	30, 2009	30, 2010	30, 2009	Nov. 30 2010
Expense Item
Acquisition of mineral property	$	---	---	---	---	4,242
Mineral property exploration		---	---	---	---	20,082
Loss on foreign exchange		(3)	1	(3)	1	90
Professional fees		861	1,049	2,061	2,158	33,741
Communications expense		---	---	---	---	3,805
Office expenses		34	42	73	98	5,513
Travel and entertainment		---	---	839	---	7,413
Transfer agent		600	4,000	1,290	4,000	6,015
Filing fees		1,098	1,023	1,098	1,144	9,735
Other services		---	---	---	---	50

Total expenses		2,590	6,115	5,358	7,401	90,686

SUMMARY – Total expenses for the quarter ended November 30, 2010, amounted to $2,590 while $6,115 was spent in the similar period ended November 30, 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $5,358 and $7,401 respectively. A total of $90,686 in expenses has been incurred since inception on April 11, 2006, through November 30, 2010. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarters or six month periods under review.. From April 11, 2006 (inception), through

November 30, 2010, Theron has spent a total of $4,242 on mineral property acquisition expenses. This cost category will vary depending on our acquisition or disposition activities.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred in the current quarters or six month periods under review. From April 11, 2006 (inception), through November 30, 2010, we have spent $20,082 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts.

LOSSS ON FOREIGN EXCHANAGE: We gained $3 in foreign exchange losses for the quarter ended November 30, 2010, while $1 was lost in the similar period ended November 30, 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were a gain of $3 and a loss of $1 respectively. From April 11, 2006 (inception), through November 30, 2010, a total of $90 has been lost on foreign exchange.

PROFESSIONAL FEES: $861 in professional fees were incurred for the quarter ended November 30, 2010, while $1,049 was spent in the similar period ended November 30, 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $2,061 and $2,158 respectively. From inception to April 11, 2006, we have incurred $33,741 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the three or six month periods ended on November 30, 2010, and 2009. From April 11, 2006 (inception), through November 30, 2010, $3,805 has been spent on communication costs.

OFFICE EXPENSES: $34 was expended on the office for the quarter ended November 30, 2010, while $42 was spent in the similar period ended November 30, 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $73 and $98 respectively. From April 11, 2006 (inception), through November 30, 2010, a total of $5,313 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: No in travel, entertainment or meal expenses were incurred for the quarters ended November 30, 2010 and in the similar period last year. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $839 and $0 (nil) respectively. For the period April 11, 2006 (inception), through November 30, 2010, a total of $7,413 has been spent on this category.

FILING FEES: $1,098 in filing fee expenses were incurred for the quarter ended November 30, 2010, and $1,023 was spent in the quarter ended November 30, 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $1,098 and $1,144 respectively. For the period April 11, 2006 (inception), through November 30, 2010, Theron has spent $9,735 on filing and related fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

TRANSFER AGENT FEES: We spent $600 in transfer agent fees and related costs during the first quarter and $4,000 in the similar period in 2009. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $1,290 and $4,000 respectively. From April 11, 2006 (inception), through November 30, 2010, we have spent $6,015 on transfer agent expenses. These costs will vary depending on our share issuances.

COMPENSATION: No compensation costs were incurred for the quarters ended November 30, 2010, or November 30, 2009, and no compensation costs have been incurred since inception.

CONTRIBUTED EXPENSES (OTHER EXPENSES): No contributed expenses were incurred for the quarters ended November 30, 2010, or November 30, 2009. A total of $50 has been expensed in the period from inception on April 11, 2006, to November 30, 2010. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarter ended November 30, 2010; none were incurred for the similar period ended November 30, 2009. From April 11, 2006 (inception), through November 30, 2010, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended November 30, 2010, $6,065 in net cash was used and for the similar period ended on November 30, 2009, the amount was $9,285. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $8,633 and $9,601 respectively. We have used $89,633 in net cash from inception on April 11, 2006, to November 30, 2010.

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

Plan of Operation

As of November 30, 2010, we had a deficit of $25,858 in unallocated working capital.

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

As at November 30, 2010, we had a working capital deficit of $25,858. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2010, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006, to November 30, 2010, was $90,000 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs) and a $25,000 advance from a related party. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 3 placees. During May, 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of November 30, 2010, our total assets, consisting entirely of cash, amounted to $367 and total liabilities were $26,225. Working capital stood at negative $25,858.

For the three months ended November 30, 2010, the net loss was $2,590 ($0.00 per share) as compared to a loss of $6,115 ($0.00 per share) for the similar period last year. For the six month periods ended November 30, 2010, and November 30, 2009, the comparative values were $5,358 and $7,401 respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at November 30, 2010, and November 30, 2009. The net loss from inception to November 30, 2010, is $90,686.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2010. Although inflation is moderately higher than it was during 2009 the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to November 30, 2010, was $90,000 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$4,242
Exploration of Mineral Property – advance	20,082
Loss on Currency Exchange	90
Professional Fees	33,741
Communications Expenses	3,805
Office Expenses	5,513
Travel, Entertainment and Meals	7,413
Filing Fees	9,735
Transfer Agent Fees	6,015
Other Costs and Services	0

Total Use of Proceeds to November 30, 2010	$90,636

Common Stock

During the quarter ended November 30, 2010, no shares of common stock were issued. As of November 30, 2010, and the date of this periodic report, there were 7,900,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending November 30, 2010.

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

Reports on Form 8-K filed during the quarter ended November 30, 2010: NONE

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

Date: January 21, 2011

BY:	/s/ Jerry R. Satchwell

JERRY R. SATCHWELL, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors