Form 10-K/A
period 2010-05-31
Theron Resource Group
filed 2011-03-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

This annual report on Form 10-K/A is being filed to amend our annual report on Form 10-K for the year ended May 31, 2010 (the "Original Form 10-K"), which was filed with the Securities and Exchange Commission on September 3, 2010. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains complete text of the Original Form 10-K, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendment contained herein adds maps of the area of our exploration program in China and adds clarifying information regarding our optioned mineral property which was originally indicated by reference to our S-1A3 filed on April 3, 2009. We have not updated the information contained herein for events occurring subsequent to September 3, 2010, the date of the Original Form 10K.

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

We hold an option on a gold exploration and mining property known as the George claims containing six mineral claim blocks in south-western B. C. We entered into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner of the claims, an arms-length B.C. resident, to acquire the claims by making certain expenditures and carrying out certain exploration work. The reader is referred to Item 7 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on page 8 for greater detail on the property, current and planned operations on the property.

ITEM 3.            LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to Theron.

ITEM 4.            REMOVED AND RESERVED

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

d)	Theron will pay to Livgard an annual royalty equal to three percent (3%) of NSR; and

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date	Size (hectares)
George 1	531574	Sept. 09, 2005	Sept. 09, 2011	418
George 2	531575	Sept. 09, 2005	Sept. 09, 2011	418
George 3	531576	Sept. 09, 2005	Sept. 09, 2011	418
George 4	533550	Sept. 09, 2005	Sept. 09, 2011	314
George 5	550171	Jan. 24, 2006	Jan. 24, 2012	63
George 6	522308	Feb. 19, 2007	Feb. 19, 2012	146
Totals	6 Claims			1,770

Livgard holds the rights to the property which thereby gives him or his designated agent or joint venture partner, the right to mine and recover all of the metals contained within the surface boundaries of the property continued vertically downward.

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

Under B.C. law, if the ownership of the claims were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $17,800 and file other documents since we are a foreign corporation in Canada. We would also be required to form an B.C. corporation which would necessitate a board of directors, a majority of which would have to be residents of Canada, and obtain audited financial statements for that corporation. We have decided that if gold is discovered on the claims and it appears that it might be economical to remove the gold, we will record the deed of ownership, pay the additional tax and file as a foreign corporation or establish a corporate subsidiary in B.C.. The decision to record or not record is ours solely.

To date we have advanced $20,000 for the implementation of phase I of the planned exploration program of which the field work has been completed; the final engineering was received in late May 2010. We have not spent any money on research and development activities. Information regarding the property was presented to Mr. Satchwell for review without any contractual obligations.

Figure 1 – George Claims Map – General Location

Figure 2 – George Claim Group

Physiography, Location and Access

The property is about 70 kilometers of paved and dirt logging roads south of Merritt B.C. which is located approximately 230 kilometers northwest of Vancouver, B.C. via part of the Trans Canada Highway system and then along Highway 5, one of the main arteries into the interior of the Province. A map of the property’s location is available in our SB-2 registration statement filed with the SEC on October 05, 2007.

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

Regional Geology

The rocks types on the claims have been mapped as the Triassic Nicola Group consisting of andesitic flows, tuff, argillite and limestone; all are indicators of the possible presence of gold in the area of the claims. Three mineral showings have been located and received minor exploration work consisting of pitting, geology, sampling and a magnetic survey.

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

On the northern part of the claims the rocks have undergone contact metamorphic alteration with introduction of quartz, pyrite, chalcopyrite and gold values from near the intrusive contact and up to 400m to perhaps 500m southwest of the contact. At the B and R showing one narrow sample (7.0 cm) gave roughly ½ gram gold and 0.15 % copper per tonne and the soil grid outlined anomalous values that extend south-easterly. Rock samples have located low grade copper gold values particularly at the Dawn showing. Standard sampling and testing methods were employed with all analyses being completed by Acme Analytical Laboratories of Vancouver, B.C.

A bark survey covering the Nicola Group rocks from about 150 meters to 450 meters away from the contact to the intrusive rocks has indicated anomalous values in Br, Cl, F, I, indicators of buried mineralization, at several locations. The writer concludes that these anomalies warrant exploration by diamond drilling. The outside dead bark of lodge pole pine was collected in “kraft” paper bags and sent to Activation Laboratories Ltd. for analysis of the content of the elements Cl, Br, F, I, one or more of which are common constituents of mineral deposits. The elements escape from the deposit and being gaseous will tend to penetrate overlaying rocks and overburden and may be taken up by surface organic growth. The lodge pole pine bark has been determined to be a good collector.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri
March 11, 2011

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets May 31, 2010

	May 31,	May 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$2,000	405

Total Assets	2,000	405

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and liabilities	4,500	3,350
Due to related party	18,000	1,000
Total liabilities	22,500	4,350

Common Stock subject to rescission (Note 5)	--	--

Stockholders' deficit

Common stock, 500,000,000 shares authorized, par value $0.001 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	57,150	57,150
Other comprehensive loss	(222)	(222)
Deficit accumulated during the exploration stage	(85,328)	(68,773)
Total stockholders' deficit	(20,500)	(3,945)

Total liabilities and stockholders' deficit	$2,000	405

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations

						For the period
						April 11, 2006
		For the		For the		(date of inception)
		year ended		year ended		through
		May 31, 2010		May 31, 2009		May 31, 2010

Revenues	$	---	$		$	---

Expenses
Acquisition of mineral property interest		---		---		4,242
Mineral property exploration		---		20,082		20,082
Gain on Foreign Exchange		4		---		93
Professional fees		6,954		5,942		31,680
Communications expense		559		1,290		3,805
Office expenses		537		1,425		5,440
Travel and entertainment		1,473		2,460		6,574
Filing fees		2,303		4,635		8,637
Transfer Agent		4,725		---		4,725
Other services		---		---		50

Total expenses		16,555		35,834		85,328

Net loss		$(16,555)		$(35,834)		$(85,328)

Basic and diluted loss per common share		(0.00)		(0.01)

Weighted average number of common shares used in per share calculations		7,900,000		6,932,877

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

Date: March 14, 2011

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

Date: March 14, 2011