Form 10-Q/A
period 2010-11-30
Theron Resource Group
filed 2011-03-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

This amended quarterly report on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the quarter and six-month periods ended November 30, 2010 (the "Original Form 10-Q"), which was filed with the SEC on January 20, 2011. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains complete text of the Original Form 10-Q, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendment contained herein corrects the signature page and Sarbanes Oxley section 302 and 906 certificates to the date of filing and provides same with the date coincident with this filing. As a result of an error in filing, the signature page and certifications were dated January 21, 2011, one day after the the form 10-Q was filed. This filing amends the original filing to correct the date that the officer signed the documents to coincide with or closely preceded the filing date. In addition, we have provided current signatures for each of the relevant documents We have not updated the information contained herein for events occurring subsequent to January 20, 2001, the filing date of the Original Form 10-Q.

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

Date: January 20, 2011

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
Date: March 14, 2011

BY:	/s/ Jerry R. Satchwell

JERRY R. SATCHWELL, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors