Form 10-Q
period 2011-02-28
Theron Resource Group
filed 2011-04-15
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended FEBRUARY 28, 2011

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
Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [ x ]

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

Transitional Small Business Format.
Yes [ ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
February 28, 2011

	Nine Months	Nine Months
	ended	ended
	February 28, 2011	February 28, 2010	May 31, 2010
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$109	$367	$2,000
Prepaid expenses	0	0	0

Total Assets	109	367	2,000

Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable and accrued liabilities	3,380	1,225	4,500
Due to related party	25,000	25,000	18,000

Total liabilities	28,380	26,225	22,500

Stockholders' equity
Common stock, 500,000,000 shares authorized, par value $0.001, 7,900,000 shares issued and outstanding	7,900	7,900	7,900
Additional paid-in capital	57,150	57,150	57,150
Other comprehensive loss	(222)	(222)	(222)
Deficit accumulated during the exploration stage	(93,099)	(90,686)	(85,328)
Total stockholders' equity	(28,271)	(25,858)	(20,500)

Total liabilities and stockholders' equity	$109	$367	$2,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

										For the period
		Three months		Three months		Nine months		Nine months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		February 28,		February 28,		February 28,		February 28,		through
		2011		2010		2011		2010		February 28, 2011

Revenues	$		$	---	$		$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		---		---		4,242
Mineral property exploration		---		---		---		---		20,082
Loss on foreign exchange		(1)		(3)		(3)		(3)		89
Professional fees		1,168		861		3,230		2,061		34,909
Communications expense		---		---		---		---		3,805
Office expenses		46		34		119		73		5,559
Travel and entertainment		---		---		839		839		7,413
Transfer agent		600		600		1,890		1,290		6,615
Filing fees		600		1,098		1,697		1,098		10,335
Other services		---		---		---		---		50

Total expenses		2,413		2,590		7,772		5,358		93,099

Net loss		$(2,413)		$(2,590)		$(7,772)		$(5,358)		$(93,099)

Basic and diluted loss per common share		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		6,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity
Common shares issued for cash	6,900,000	6,900	8,100	---	---	15,000
Contributed services	---	---	50	---	---	50
Currency exchange loss	---	---	---	(222)	---	(222)
Net loss for the period April 11, 2006 (inception) to May 31, 2007	---	---	---	---	(14,774)	(14,774)

BALANCE, MAY 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Net los for the year					(18,165)	(18,165)
BALANCE, MAY 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	---	---	50,000
Net Loss for the year	---	---	---	---	(35,834)	(35,834)
BALANCE, MAY 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net Loss for the year	---	---	---	---	(16,555)	(16,555)
BALANCE, MAY 31 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)
Net Loss for the nine months ended February 28, 2011	---	---	---	---	(7,772)	(7,772)
BALANCE, FEBRUARY 28, 2011	7,900,000	7,900	57,150	(222)	(93,099)	(28,271)

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

								For the period
	Three months		Three months		Nine months	Nine months		April 11, 2006
	ended		ended		ended	ended		(date of inception)
	February 28,		February 28,		February 28,	February 28,		through
	2011		2010		2011	2010		February 28, 2011

Cash flows used for operating activities
Net loss	$(2,413)		$(2,590)		$(7,772)	$(5,358)		$(93,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services	0		0			0		50
Other comprehensive loss	0		0			0		(222)
Changes in operating assets and liabilities
( Increase) decrease in prepaid expenses	0		0			0		0
Increase (decrease) in accounts payable & accrued liabilities	2,155		(3,475)		(1,119)	(3,275)		3,380

Cash flows used for operating activities	(258)		(6,065)		(8,891)	(8,633)		(89,891)

Cash flows from financing activities
Advances (repayments) from (to) related party			5,000		7,000	7,000		25,000
Proceeds from issuance of common stock			0			0		65,000

Cash flows from financing activities	0		5,000		7,000	7,000		90,000

Increase in cash and cash equivalents	(258)		(1,065)		(1,891)	(1,633)		109

Cash and cash equivalents - Beginning of period	367		1,432		2,000	2,000		0

Cash and cash equivalents - End of period	$109		$367		$109	$367		$109

Supplemental Disclosures regarding cash flows
Interest paid	$--	$	---	$	---	$--	$	---
Income taxes paid	---		---		---	---		---

Non-cash financing activities
Paid in capital from contributed services	---		---		---	---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

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

Theron is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. We are devoting our resources to establishing the new business of which only the first phase of exploration has been completed and on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception), to February 28, 2011.

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

Theron’s financial statements at February 28, 2011, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred a loss of $2,413 for the three month period, a loss of $7,772 for the nine month period ended February 28, 2011, and a loss of $93,099 for the period from April 11, 2006 ( inception), through February 28, 2011. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold; there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to our ability to continue as a going concern.

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
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

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

As of February 28, 2011, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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

Fair value of financial instruments and derivative financial instruments

SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling $93,099 as of February 28, 2011, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the nine-month period ended February 28, 2011, and for the period April 11, 2006 (inception), through February 28, 2011, there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. We place our cash with high quality financial institutions and at times may exceed the FDIC insurance limit.

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
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic “Share-Based Payment” and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any new employee options and no options were cancelled or exercised during the quarter or nine-month period ended February 28, 2011. As of February 28, 2011, there were no options outstanding.

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

Start-up expenses

Theron adopted ASC Topic “Reporting the Costs of Start-up Activities” which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in general and administrative expenses for the period from April 11, 2006 (inception), through February 28, 2011.

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
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

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

Activity for the period June 1, 2007 to May 31, 2008
During April and May, 2008, Theron received $41,500 and had a subscription receivable in the amount of $8,500 for the issuance of 1,000,000 shares of common stock subscribed for at a price of $0.05 per share pursuant to our SB-2 registration statement dated October 11, 2007, and three selling shareholders resold 900,000 shares between December 23, 2007 and May 31, 2008. All of the 1,900,000 shares so issued or resold were issued or resold prior to the declaration of an effective date for the SB-2 registration statement under our mistaken assumption that the it had become effective through the passage of time. On April 3, 2009, under an S-1 rescission offering registration statement we offered to rescind a total of 1,900,000 shares of common stock issued or sold by the selling shareholders (Note 5).

Activity for the period June 1, 2008 to May 31, 2009
Received $8,500 from the common stock subscriptions receivable at March 31, 2008.

Activity for the period June 1, 2009 to May 31, 2010
No shares were issued during the period.

Activity for the period June 1, 2010 to February 28, 2011
No shares were issued during the period.

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

On April 3, 2009, under an S-1 rescission offering registration statement we offered to rescind a total of 1,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007, SB-2 registration

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

Note 5 – Common Stock Subject to Rescission (continued)

statement. These shares represented all of the SB-2 shares issued (1,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be. The rescission statement became effective on April 13, 2009, and closed on May 14, 2009, with no shareholder accepting the offering, i.e., tendering their shares for repurchase. As of the date of this report, Theron has 7,900,000 shares of common stock issued and outstanding.

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

As of February 28, 2011, the amount due to a related party consists of a $25,000 advance from our officer and director which was provided for working capital purposes. The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Note 7 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, Theron must incur exploration expenditures on the George claims in the minimum amount of $20,000 by November 30, 2008, (paid) and an additional $40,000 by February 28, 2010, which has not been carried out due to the late receipt of an engineering report. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. On July 25, 2010, we received an engineering report on the first phase project and must spend some time reviewing it and its implications before determining future actions. The Vendor has verbally agreed not to terminate the option agreement until at least 270 days after the receipt of the engineering report on the phase I exploration work carried out in mid 2009, i.e., the Vendor will not terminate the agreement prior to April 25, 2011.

Upon exercise of the option, we are required to pay the owner, commencing May 31, 2010, sum of $25,000 per annum, as prepayment of the net smelter royalty. The Vendor has verbally agreed to delay the requirement to pay the net smelter amount until at least one year after the receipt of the engineering report noted above.

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

Note 8 – Subsequent Events

Under the terms of the Option to Purchase and Royalty Agreement, we must incur exploration expenditures on the George claims of an additional $40,000 by February 28, 2010. The Vendor has verbally agreed not to terminate the option agreement until at least 270 days after the receipt of the engineering report, i.e., the Vendor will not terminate the agreement prior to April 25, 2011.

On March 7, 2011, the Corporation signed a promissory note loan agreement with Sino Light Group Limited of Hong Kong for the loan of $50,000 to the Corporation to pay down our financial obligations to trade and other creditors and to provide working capital to allow due diligence expenses in the search for new acquisitions for Theron. The note has a two year repayment period (being due and payable on March 6, 2013, and carries interest at the rate of 5% per month for the duration of the loan.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section “Risk Factors” on page 4, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements stated or implied by these statements.

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

Foreign Currency and Exchange Rates

Dollar costs of Theron’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.00 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements for current or future periods. Where expenses have been incurred, Canadian Dollars have been converted into United States currency at the rate applicable on the date of the incurrence of the expense which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2011, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

Overview

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1596 Gulf Road, No. 34, Point Roberts, Washington 98281; telephone (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage Corporation engaged in the search for gold. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On February 21, 2007, we optioned a property containing nine mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner, to acquire the claims by making certain expenditures and carrying out certain exploration work in accordance with the terms of the agreement.

If the results of phase I are not in our favour, we will terminate the option agreement and will not be obligated to make any subsequent payments. Similarly, if the results of phase II are unfavourable, we will terminate the option and will not be obligated to make any subsequent payments.

The phase I exploration program on the George property was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological report and cost $20,000. The Assessment Report on the work carried out on the Claims was received in late July, 2010 and called for a Phase II work program which will cost an estimated $155,000. We are currently reviewing the recommendation and seeking financing for moving forward with the project; no decisions have yet been made and no expressions of interest in assisting with the financing have been received to date.

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

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan continues to be proceeding with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver; however, we are seeking alternative opportunities to increase the value of the Corporation. The option agreement expired May 31, 2009, but the property owner has verbally agreed to take no action to terminate the agreement until such time as we have been able to review the engineering report, evaluate the various financing options that may be available to us and are in a position to determine how and when we will be able to move forward with the project. We received the report on July 25, 2010, and must spend some time reviewing it and its implications before determining future actions. The Vendor has verbally agreed not to terminate the option agreement until at least 270 days after the receipt of the engineering report on the phase I exploration work carried out in mid 2009; i.e., the Vendor will not terminate the agreement prior to April 25, 2011.

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

On the northern part of the claims the rocks have undergone contact metamorphic alteration with introduction of quartz, pyrite, chalcopyrite and gold values from near the intrusive contact and up to 500m southwest of the contact. At the B and R showing one narrow sample (7.0 cm) gave roughly ½ gram gold and 0.15 % copper per tonne and the soil grid outlined anomalous values that extend southeasterly. Rock samples have located low grade copper gold values particularly at the Dawn showing.

A bark survey covering the Nicola Group rocks from about 150 meters to 450 meters away from the contact to the intrusive rocks has indicated anomalous values in Br, Cl, F, I, indicators of buried mineralization, at several locations. The report concludes that these anomalies warrant exploration by diamond drilling and makes the following recommendations

1.

The sample results of the bark survey, location maps and forest cover report should be submitted to Colin Dunn, Biogeochemistry Consultant, for evaluation and further work would be contingent upon his recommendations.

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

The estimated costs of the above recommendations total $155,000.

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

The Vendor holds the mining rights to the claims which thereby gives him or his designated agent, the right to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Livgard were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three- and nine-month periods ended February 28, 2011, February 28, 2010, and April 11, 2006 (inception), through February 28, 2011, are presented in the following discussion.

Since inception, we have used our common stock and loans or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006, to February 28, 2011, was $90,000 ($65,000 as a result of proceeds received from sales of our common stock and $25,000 advanced without terms of repayment).

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2011. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended February 28, 2011,was $0 and $0 for the same periods in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters and nine month periods ended February 28, 2011 and 2010, was nil ($0); $65,000 was received for the period from inception on April 11, 2006, through to and including February 28, 2011. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

		Three months		Three months	Nine-months	Nine-months	Apr 11, 2006
		ended		ended	ended	ended	(inception)
		November		November	November	November	through
		30, 2011		30, 2010	30, 2010	30, 2009	Nov. 30 2010
Expense Item
Acquisition of mineral property	$	---	$	---	---	---	4,242
Mineral property exploration		---		---	---	---	20,082
Loss(gain) on foreign exchange		(1)		(3)	(3)	(3)	89
Professional fees		1,168		861	3,230	2,061	34,909
Communications expense		---		---	---	---	3,805
Office expenses		46		34	119	73	5,559
Travel and entertainment		---		---	839	839	7,413
Transfer agent		600		600	1,890	1,290	6,615
Filing fees		600		1,098	1,697	1,098	10,335
Other services		---		---	---	---	50

Total expenses		2,413		2,590	7,772	5,358	93,099

SUMMARY – Total expenses for the quarter ended February 28, 2011, amounted to $2,413 while $2,590 was spent in the similar period ended February 28, 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $7,772 and $5,358 respectively. A total of $93,099 in expenses has been incurred since inception on April 11, 2006, through February 28, 2011. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarters or nine month periods under review. From April 11, 2006 (inception), through February 28, 2011, Theron has spent a total of $4,242 on mineral property acquisition expenses. This cost category will vary depending on our acquisition or disposition activities.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred in the current quarters or nine month periods under review. From April 11, 2006 (inception), through February 28, 2011, we have spent $20,082 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts.

LOSSS ON FOREIGN EXCHANAGE: We gained $1 in foreign exchange transactions for the quarter ended February 28, 2011, and $3 was gained in the similar period ended February 28, 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were gains of $3 and $3 respectively. From April 11, 2006 (inception), through February 28, 2011, a total of $89 has been lost on foreign exchange.

PROFESSIONAL FEES: $1,168 in professional fees were incurred for the quarter ended February 28, 2011, while $861 was spent in the similar period ended February 28, 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $3,230 and $2,061 respectively. From inception to April 11, 2006, we have incurred $34,909 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the three or nine month periods ended on February 28, 2011, and 2010. From April 11, 2006 (inception), through February 28, 2011, $3,805 has been spent on communication costs.

OFFICE EXPENSES: $46 was expended on the office for the quarter ended February 28, 2011, while $34 was spent in the similar period ended February 28, 2010. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $119 and $73 respectively. From April 11, 2006 (inception), through February 28, 2011, a total of $5,559 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: No travel, entertainment or meal expenses were incurred for the quarters ended February 28, 2011 or in the similar period last year. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $839 and $839 respectively. For the period April 11, 2006 (inception), through February 28, 2011, a total of $7,413 has been spent on this category.

FILING FEES: $600 in filing fee expenses were incurred for the quarter ended February 28, 2011, and $1,098 was spent in the quarter ended February 28, 2010. For the nine-month periods ended February 28, 2011, and February 28, 2010, the comparative values were $1,697 and $1,098 respectively. For the period April 11, 2006 (inception), through February 28, 2011, Theron has spent $10,335 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

TRANSFER AGENT FEES: We spent $600 in transfer agent fees and related costs during the first quarter and $600 in the similar period in 2009. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $1,890 and $1,290 respectively. From April 11, 2006 (inception), through February 28, 2011, we have spent $6,615 on transfer agent expenses. These costs will vary depending on our share issuances.

COMPENSATION: No compensation costs were incurred for the quarters ended February 28, 2011, or February 28, 2010, and no compensation costs have been incurred since inception.

CONTRIBUTED EXPENSES (OTHER EXPENSES): No contributed expenses were incurred for the quarters ended February 28, 2011, or February 28, 2010. A total of $50 has been expensed in the period from inception on April 11, 2006, to February 28, 2011. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarter ended February 28, 2011; none were incurred for the similar period ended February 28, 2010. From April 11, 2006 (inception), through February 28, 2011, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended February 28, 2011, $258 in net cash was used and for the similar period ended on February 28, 2010, the amount was $6,065. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $8,891 and $8,633 respectively. We have used $89,891 in net cash from inception on April 11, 2006, to February 28, 2011.

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

Plan of Operation

As of February 28, 2011, we had a deficit of $28,271 in unallocated working capital.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2011 – 2012. Management projects that we will require a total of up to $250,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	155,000
Working Capital	45,000

Total	$250,000

As at February 28, 2011, we had a working capital deficit of $28,271. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2011, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006, to February 28, 2011, was $90,000 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs) and a $25,000 advance from a related party. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 3 placees. During May, 2009 $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of February 28, 2011, our total assets, consisting entirely of cash, amounted to $109 and total liabilities were $28,380. Working capital stood at negative $28,271.

For the three months ended February 28, 2011, the net loss was $2,413 ($0.00 per share) as compared to a loss of $2,590 ($0.00 per share) for the similar period last year. For the nine month periods ended February 28, 2011, and February 28, 2010, the comparative values were $7,772 and $5,358 respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at February 28, 2011, and February 28, 2010. The net loss from inception to February 28, 2011, is $93,099.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2011. Although inflation is moderately higher than it was during 2009-2010, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended February 28, 2011, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Theron had 7,900,000 shares of common stock issued and outstanding as of February, 28, 2011, and as of the date of this periodic report. Of these shares, approximately 6,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to February 28, 2011, was $90,000 as a result of proceeds received from sales of our common stock and advances made by our officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$4,242
Exploration of Mineral Property – advance	20,082
Loss on Currency Exchange	89
Professional Fees	34,909
Communications Expenses	3,805
Office Expenses	5,559
Travel, Entertainment and Meals	7,413
Filing Fees	10,335
Transfer Agent Fees	6,615
Other Costs and Services	0

Total Use of Proceeds to February 28, 2011	$93,049

Common Stock

During the quarter ended February 28, 2011, no shares of common stock were issued. As of February 28, 2011, and the date of this periodic report, there were 7,900,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending February 28, 2011.

Code of Ethics

The Board of Directors on February 21, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code is available upon written request by contacting our offices by telephone at (888) 755-9766 or writing to 1596 Gulf Road, No. 34, Point Roberts, Washington 98281

Web Site

Theron maintains a Web site at “theron-resource-group.com” and has an e-mail address at “info@theron-resource-group.com” as well as at “theronresourcegroup@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 28, 2011: NONE

Subsequent Events

Entering Into A Material Loan Agreement

On March 7, 2011, the Corporation signed a promissory note loan agreement with Sino Light Group Limited of Hong Kong for the loan of $50,000 to the Corporation to pay down our financial obligations to trade and other creditors and to provide working capital to allow due diligence expenses in the search for new acquisitions for Theron. The note has a two year repayment period (being due and payable on March 6, 2013, and carries interest at the rate of 5% per month for the duration of the loan.

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
|(Registrant)

Date: April 14, 2011

BY:	/s/ Jerry R. Satchwell

JERRY R. SATCHWELL, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors