Form 10-K
period 2011-05-31
Theron Resource Group
filed 2011-08-29
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 000-53845

THERON RESOURCE GROUP
(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1574 Gulf Road, Number 158
Point Roberts, Washington	98281
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (888) 755-9766
(Issuer’s email address: theronresourcegroup@gmail.com)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act (the “Act” or “Securities Act”)
Yes [ ] No  [ x ].

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
Yes  [ x ]  No [ ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 1,900,000 common shares at $0.91* = $1,729,000. (* - last price at which the Corporation’s stock traded on the OTC-BB under the symbol “THRO”).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 7,900,000 common shares issued and outstanding as of the date of this report.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No  [ x ]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “Securities Act”):

  Form 10-K for the fiscal year ended May 31, 2010 and dated September 9, 2010, including audited financial statements to May 31, 2010;
  Def Form 14A – information circular dated November 1, 2010 including annual report to the shareholders and proxy information for the Annual General Meeting held on November 26, 2010.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, beginning on page 5, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1574 Gulf Road, Number 158, Point Roberts, Washington 98281; telephone (888) 755-9766.

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

Our Current Business – Mineral Exploration

On February 21, 2007, we optioned a property containing six mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner of the claims, an arms-length B.C. resident, to acquire the claims by making certain expenditures and carrying out certain exploration work. On March 31, 2011, we extended relevant terms of the Option by two full years to August 31, 2012 and 2013 as applicable by entering into a First Amendment to the Option to Purchase and Royalty Agreement with the Executress to the Estate of the Late Brian Livgard.

The phase I exploration program on the George property commenced on April 30, 2009, and was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological and engineering report on the project. Our portion of the phase I geological exploration program on the property cost $20,000 which is a reflection of local costs for the specified type of work. The Assessment Report on the work carried out on the Claims was received on July 25, 2010,and called for a Phase II work program which will cost an estimated $155,000. We are currently seeking financing for moving forward with the project; no decisions have yet been made and no expressions of interest in assisting with the financing have been received to this date. The Vendor has agreed not to terminate the option agreement prior to August 31, 2012.

Our Proposed Exploration Program – Plan of Operation

Our business plan continues to be proceeding with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver; however, we are seeking alternative opportunities to increase the value of the Corporation. The option agreement expired May 31, 2009, but the property owner has agreed not to terminate the option agreement prior to August 31, 2012.

For a detailed discussion of the results of the phase I portion of the exploration program and our plan of operation, refer to page 11 – Our Proposed Exploration Program - Plan of Operation – Results of Operations.

ITEM 1A RISK FACTORS

Risks Associated with Theron Resource Group, Our Financial Condition and Our Business Model

1. We are an exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on April 11, 2006. Although we have started our proposed business and have completed the first phase of exploration of our optioned mineral project, we have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $103,261. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to find a profitable exploration property, to generate revenues and to reduce exploration costs.

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

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to the costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities, the availability and costs of financing, ongoing costs of production, market prices for the products to be produced, environmental compliance regulations and restraints and political climate and/or governmental regulation and control.

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

Under the terms of an option agreement, Theron has the right to acquire the title to the claims upon incurring exploration expenses on the claims of a minimum of $20,000 by August 31, 2010, (paid) incurring additional exploration expenses in the amount of $40,000 by August 31, 2012 and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2013. Failure by Theron to make any of the payments or failure to incur the required exploration expenses will result in the loss of the option to acquire the claims in which case Theron will have to cease operations. The dates of these obligations have been extended by the vendor as the result of the late receipt of the phase I report and the issues of obtaining sufficient capital to carry out the recommended phase II program.

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

ITEM 2. PROPERTIES

Our principal office is located at 1574 Gulf Road, Number 158, Point Roberts, Washington 98281. Our telephone number is (888) 755-9766. Our principal office is provided by our officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

We hold an option on a gold exploration and mining property known as the George claims containing six mineral claim blocks in south-western B. C. We entered into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner of the claims, an arms-length B.C. resident, to acquire the claims by making certain expenditures and carrying out certain exploration work. The reader is referred to Item 7 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on page 8 for greater detail on the property as well as current and planned operations fore the claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our last annual general meeting was held on November 26, 2010, at which time stockholders approved the following actions:

  received and approved the financial statements of the Corporation for its financial year ended May 31, 2010, together with the report of the independent auditors thereon;
  fixed the number of directors at one for the coming year;
  elected a director, Jerry R. Satchwell, to serve until the next annual general meeting of shareholders or until his successor(s) is/are elected or appointed;
  ratified the appointment of Gruber & Associates, L.L.C., as independent auditors of the Corporation for the financial year ended May 31, 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS and ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock became available for quotation on the Over-the-Counter Bulletin Board (“the OTC-BB) under the symbol “THRO” on December 17, 2009. The market for our common shares is limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted on the OTC-BB quotation service. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

Month Ended	High Bid	Low Bid
February 28, 2010	$1.00	$0.90
May 31, 2010	$0.91	$0.91
August 31, 2010	$0.91	$0.91
November 30, 2010	$0.91	$0.91
February 29, 2011	$0.91	$0.91
May 31, 2011	$0.91	$0.91

As of the date of this report, we had 29 shareholders of record whose shares are held in street or nominee names. There are 7,900,000 shares outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION and ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors” on page 5.

We are an exploration stage company without any revenue which has incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 1574 Gulf Road, Number 158, Point Roberts, Washington 98281; telephone (888) 755-9766. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On February 21, 2007, as amended on March 31, 2011, we optioned a property containing six mineral claim blocks in south-western B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, recently deceased, the beneficial owner of the claims, to acquire the claims by making certain expenditures and carrying out exploration work.

Under the terms of the agreement, Livgard granted to Theron the right to acquire 100% of the right, title and interest of Livgard in the property, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

a)

Theron, or its permitted assigns, contributing exploration expenditures on the property of a minimum of US $20,000 on or before May 31, 2009 (which sum was paid; an engineering report was received in July, 2010, which recommended a phase II exploration program at a projected cost of $155,000);

b)

Theron, or its permitted assigns, contributing exploration expenditures on the property of a further US $40,000 for aggregate minimum contributed exploration expenses of US $60,000 on or before August 31, 2012. We expect to be in a position to move forward during the current fiscal year;

c)	Upon exercise of the option agreement, Theron will pay to Livgard US $25,000 per annum as pre- payment of the net smelter return, effective May 31, 2013; and
d)	Theron will pay to Livgard an annual royalty equal to three percent (3%) of NSR; and

The dates of each of each of b), c) and d) above each been extended by 24 months as the result of the late receipt of the engineering report on phase I and the challenges of raising the capital required to carry out the recommended phase II exploration program.

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim Name	Tenure No.	Recording Date	Expiry Date	Size (ha)
George 1	531574	Sept. 09, 2005	Sept. 09, 2012	418
George 2	531575	Sept. 09, 2005	Sept. 09, 2012	418
George 3	531576	Sept. 09, 2005	Sept. 09, 2012	418
George 4	533550	Sept. 09, 2005	Sept. 09, 2012	314
George 5	550171	Jan. 24, 2006	Jan. 24, 2013	63
George 6	522308	Feb. 19, 2007	Feb. 19, 2013	146
Totals	6 Claims			1,770

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

Under B.C. law, if the ownership of the claims were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $20,000 and file other documents since we are a foreign corporation in Canada. We would also be required to form an B.C. corporation which would necessitate a board of directors, a majority of which would have to be residents of Canada, and obtain audited financial statements for that corporation. We have decided that if gold is discovered on the claims and it appears that it might be economical to remove the gold, we will record the deed of ownership, pay the additional tax and file as a foreign corporation or establish a corporate subsidiary in B.C.. The decision to record or not record is ours solely.

To date we have advanced $20,000 for the implementation of phase I of the planned exploration program of which the field work has been completed; the final engineering was received in late July, 2010. We have not spent any money on research and development activities. Information regarding the property was presented to Mr. Satchwell for review without any contractual obligations.

Figure 2 – George Claim Group

Physiography, Location and Access

The property is about 70 kilometers of paved and dirt logging roads south of Merritt B.C. which is located approximately 230 kilometers northwest of Vancouver, B.C. via part of the Trans Canada Highway system and then along Highway 5, one of the main arteries into the interior of the Province.

The headwaters of Lawless Creek are the main source of flowing water in the vicinity of the property and its skarn deposits. The creek flows southerly through all the claims and a further 16 kilometers to its confluence with the Tulameen River; over this entire distance the channel is covered with placer claims. The source of the gold has not been located. Skarn copper-gold deposits on the claims or fracture deposits are possible sources.

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

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan continues to proceed with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver; however, we are seeking alternative opportunities to increase the value of the Corporation. The option agreement expired May 31, 2009, but the Vendor will not terminate the agreement prior to August 31, 2012.

Evaluation and conclusions – Phase I exploration program

The exploration in 2008 and 2010 and that discussed in the report consisted of further stream silt sampling, two grids of soil sampling, rock sampling and geological examination. The soil and rock sampling on the north part of the claims outlined anomalous soil in copper and values of gold and copper in narrow stringers. Exploration in 2008 consisted of a bark sample with analysis for halogen gasses in an attempt to reach response from mineralization at depth. Soil sampling south of the initial survey was carried out without any positive results. Some geology and further rock sampling was also done.

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

On the northern part of the claims the rocks have undergone contact metamorphic alteration with introduction of quartz, pyrite, chalcopyrite and gold values from near the intrusive contact and up to 400m to perhaps 500m southwest of the contact. At the B and R showing one narrow sample (7.0 cm) gave roughly ½ gram gold and 0.15 % copper per tonne and the soil grid outlined anomalous values that extend south-easterly. Rock samples have located low grade copper-gold values particularly at the Dawn showing. Standard sampling and testing methods were employed with all analyses being completed by Acme Analytical Laboratories of Vancouver, B.C.

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

The report makes the following observations and recommendations

1.

The sample results of the bark survey, location maps and forest cover report should be submitted to Colin Dunn, Biogeochemistry Consultant, for evaluation and further work contingent upon his recommendations;

2	the property exploration has now been narrowed down to 2-3 areas each not more than about 1/10 of a square kilometer;
3	an excavator should be brought in and used to construct an access road to the anomalous areas;
4	bedrock should be exposed by trenching and diamond drill sites should be constructed;
5	the anomalous halogen response areas and trenches should be geologically mapped in detail;

6

six diamond drill holes in at least 3 locations be drilled to an average depth of 125 meters for a total of 750 meters. The core must be described and zones of interest must be split, sampled and analyzed and stored at a safe place.

The estimated costs of the above recommendations are as follows:

Consultant	$ 3,500
Geologist and assistant	$ 28,000
Accommodation & meals & travel	$ 10,400
Excavator	$ 18,000
Diamond drilling – 750 meters	$ 90,000
Assaying of split core	$ 6,000
Report and maps	$ 5,000
Sub-total	$140,900
Contingency 10%	$ 14,100
Total	$155,000

Phase II will not be carried out until 2012; the estimate is based on local costs for this type of work.

Results of Operations

	Year Ended May 31
	2011	2010
Revenue	$0	$0
Operating Expenses	17,933	16,555
Net Profit (Loss)	$(17,933)	$(16,555)

COMMON SHARES: Since inception we have used common stock, an advance from a related party and a promissory note from an unrelated party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2011, was $32,000 as the result of the receipt of $50,000 in the form of a promissory note from an unrelated party. In the fiscal year ended May 31, 2010, cash flows form financing activity was a negative $17,000 as the result of the an advance from a related party. Net cash provided by financing activities from inception on April 11, 2006 was $115,000 ($65,000 as proceeds received from sales of our common stock and $50,000 as a note payable).

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2011, and 2010 are outlined in the table below:

	Year Ended May 31
	2011	2010
Mineral property exploration	$0	$0
Gain / (loss) on foreign exchange	(3)	4
Professional fees	6,885	6,945
Communications expenses	482	559
Office expenses	2,022	537
Travel and entertainment	2,254	1,473
Filing fees	3,187	2,303
Transfer agent services	2,490	4,725
Interest on promissory notes payable	616	0
Contributed services	0	0

	Year Ended May 31
	2011	2010
TOTAL	$17,933	$16,555

During the year ended May 31, 2011, Theron incurred operating expenses of $17,933 as compared to $16,555 for the similar period last year and a total of $103,261 for the period from inception on April 11, 2006, to May 31, 2011.

The costs incurred can be further subdivided into the following categories.

ACQUISITION OF MINERAL PROPERTY INTEREST: Theron did not incur mineral property acquisition costs for the fiscal year ended on May 31, 2011, or for the previous fiscal year. From inception to May 31, 2011 we have incurred $4,242 in such costs. This expense category will vary depending on mineral interest acquisition activities.

MINERAL PROPERTY EXPLORATION: Theron did not incur costs for mineral property exploration costs for the fiscal year ended on May 31, 2011, or for the previous fiscal year. From inception to May 31, 2011, we have incurred $20,082 in such costs which will vary depending on our future exploration activities.

GAIN (LOSS) ON FOREIGN EXCHANGE: Our exploration and acquisition costs and certain expenses have been incurred in Canadian Dollars. $3 was gained on the exchange of USD to CAD in the fiscal year under review while $4 was gained for the period ended May 31, 2010. For the period April 11, 2006, (inception) through May 31, 2011, Theron has lost a total of $90 on foreign exchange transactions. Gains or losses are subject to fluctuations in the exchange rate between the Canadian and U.S. Dollar and are, largely, unpredictable.

PROFESSIONAL FEES: Theron incurred $6,885 in professional fees for the fiscal year ended on May 31, 2011 as compared to $6,954 for the previous fiscal year. From inception to May 31, 2011, we have incurred $38,565 in professional fees mainly spent on legal and accounting matters. This expense category will vary depending on corporate capital raising activities.

COMMUNICATIONS: $482 in communications costs were incurred in the fiscal year under review while $559 was incurred for the period ended May 31, 2010. For the period April 11, 2006, (inception) through May 31, 2011, Theron has spent a total of $4,287 on such expenses.

OFFICE EXPENSES: $2,022 in office costs were incurred in the past year. By comparison, $537 was incurred for previous fiscal period ended May 31, 2010. From inception through May 31, 2011, a total of $7,462 has been spent on office related expenses.

TRAVEL AND ENTERTAINMENT COSTS: $2,254 in travel and entertainment expenses were incurred in fiscal year under review while $1,473 was incurred for the period ended May 31, 2010. For the period April 11, 2006, (inception) through May 31, 2011, Theron has spent a total of $8,828 on travel, entertainment and related costs.

FILING FEES: We incurred $3,187 in filing costs for the year ended May 31, 2011, and $2,303 for the period ended May 31, 2010. From inception through May 31, 2010, $11,824 was recorded for various filing fees including EDGAR and other related expenses. This category will vary and be dependent on the level of corporate filings and other regulatory issues.

TRANSFER AGENT EXPENSES: $2,490 in transfer agent costs were incurred in the most recent fiscal year while $4,725 was incurred in the previous year ended on May 31, 2010. From April 11, 2006 (inception), through May 31, 2011, $7,215 has been spent on transfer agent costs which in the future will cost approximately $200 per month plus new share issuance costs.

INTEREST ON PROMMISORY NOTES PAYABLE: $616 in interest expenses payable for the promissory note we incurred in order to pay all existing obligations and to provide for working capital while we sought out financing for phase II of the exploration property or an alternate project in which to become engaged while nil ($0) was incurred in the previous year ended on May 31, 2010. From April 11, 2006 (inception), through May 31, 2011, $661 has been incurred in the interest on the promissory note payable.

CONTRIBUTED EXPENSES (OTHER SERVICES): No contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2011, and none were incurred in the period ended May 31, 2010. For the period April 11, 2006 (inception), through May 31, 2010, a total of $50 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. The Corporation’s president contributed administrative services to the Corporation for the period to May 31, 2007. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed. See also Note 6 to the audited financial statements.

RESEARCH AND DEVELOPMENT: Theron has not incurred any expenses for research and development since inception on April 11, 2006.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2011, and none were incurred in the previous fiscal year which ended on May 31, 2010. From inception to May 31, 2011, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2010 - 2011 or from the date of inception.

At the end of the fiscal year under review, May 31, 2011, and the date of this report, Theron had 7,900,000 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital

	At May 31, 2011	At May 31, 2010
Current Assets	$15,683	$2,000
Current Liabilities	54,116	22,500
Working Capital	$(38,433)	$(20,500)

Cash Flows

	At May 31, 2011	At May 31, 2010
Net Cash Used in Operating Activities	$(21,067)	$(15,405)
Net Cash Provided by (Used In) Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	32,000	17,000
Increase (Decrease) In Cash During The Period	$10,933	$1,595

As of May 31, 2011, our company had a working capital deficit of $38,433.

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to May 31, 2011, was $115,000 as a result of proceeds received from the sale of our common stock and an $50,000 promissory note from an unrelated party. During that same period, the following table indicates how those proceeds have been spent to date:

Acquisition of mineral property interest	$4,242
Mineral property exploration	20,082
Loss on foreign exchange	90
Professional fees	38,565
Communications	4,287
Office expenses	7,462
Travel and entertainment expenses	8,828
Filing fees	11,824
Transfer agent	7,215
Interest payable on promissory note	616
Total Use of Proceeds to May 31, 2011	$103,211

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2011 - 2012. Management projects that we may require $300,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	155,000
Repayment of promissory note	50,000
Working Capital	95,000
Total	$300,000

As at May 31, 2011, we had a working capital deficit of $38,433. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

ASC (“Accounting Standards Codification”) Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” became effective on September 15, 2009. This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded and, accordingly, all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2011.

Fair Value of Financial Instruments

ASC Topic disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments. At May 31, 2011, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Commodity Price Risk: The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Foreign Exchange Risk: The Company conducts of its exploration activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

Mineral Interests
The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.

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

As of May 31, 2011, and the date of this report the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2011, and for the period April 11, 2006 (date of inception), through May 31, 2011, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. The adoption of this standard update did not impact the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2011-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”) which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations. See note 9 of the financial statements for events occurring subsequent to May 31, 2010.

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” which amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

In June 2010, ASC Topic “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated was issued. This topic clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, the entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This topic requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The topic was effective for fiscal years beginning after November 15, 2010. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

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

In December 2007, ASC Topic “Business Combinations” was issued. The objective of this statement significantly changes the accounting for business combinations. An acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have an impact on our financial statements.

ITEM 7A.QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm by Gruber & Company, CPAs, PLLC, for the audited financial statements for the year ended May 31, 2011, is included herein immediately preceding the audited financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Theron Resource Group

We have audited the balance sheet of Theron Resource Group (an exploration stage company) as of May 31, 2011 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended May 31, 2011 and 2010 and for the period April 11, 2006 (date of inception) through May 31, 2011. Theron Resource Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as of May 31, 2011 and the results of its operations, cash flows and changes in stockholders’ equity for the years ended May 31, 2011 and 2010 and for the period April 11, 2006 (date of inception) through May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri
August 25, 2011

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
May 31, 2011

	May 31, 2011	May 31, 2010
Assets

Current assets
Cash and cash equivalents	$12,933	$2,000
Prepaid expenses	2,750	0

Total Assets	15,683	2,000

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and liabilities	3,500	4,500
Promissory notes payable	50,000	0
Interest due on promissory notes payable	616	0
Due to related party	0	18,000
Total liabilities	54,116	22,500

Common Stock subject to rescission (Note 5)	------	------

Stockholders' deficit

Common stock, 500,000,000 shares authorized, par value $0.001 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	57,150	57,150
Other comprehensive loss	(222)	(222)
Deficit accumulated during the exploration stage	(103,261)	(85,328)
Total stockholders' deficit	(38,433)	(20,500)

Total liabilities and stockholders' deficit	$15,683	2,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations

						For,the,period
						April 11, 2006
		For the		For the		(date of inception)
		year ended		year ended		through,
		May 31, 2011		May 31, 2010		May 31, 2011

Revenues	$	----	$		$	----

Expenses
Acquisition of mineral property interest		----		----		4,242
Mineral property exploration		----		----		20,082
Gain on Foreign Exchange		(3)		4		90
Professional fees		6,885		6,954		38,565
Communications expense		482		559		4,287
Office expenses		2,022		537		7,462
Travel and entertainment		2,254		1,473		8,828
Filing fees		3,187		2,303		11,824
Transfer Agent		2,490		4,725		7,215
Interset on promissory notes payable		616		----		616
Other services		----		----		50

Total expenses		17,933		16,555		103,261

Net loss		$(17,933)		$(16,555)		$(103,261)

Basic and diluted loss per common share		(0.00)		(0.00)

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity

								Deficit
								accumulated
	Common			Additional		Other		during the	Total
	shares	Common		paid in		Comprehensive		exploration	stockholders'
	outstanding	stock		capital		Loss		stage	equity
Common shares issued for cash	6,000,000	$6,000	$	----	$	----	$	----	$6,000
Balance, May 31, 2006	6,000,000	6,000		----		----		----	6,000
Common shares issued for cash	900,000	900		8,100		----		----	9,000
Contributed services	----	----		50		----		----	50
Currency exchange loss	----	----		----		(222)		----	(222)
Net loss for the year	----	----		----		----		(14,774)	(14,774)
Balance, May 31, 2007	6,900,000	$6,900		$8,150		(222)		$(14,774)	$54
Net loss for the year	----	----		----		----		(18,165)	(18,165)
Balance, May 31, 2008	6,900,000	$6,900		$8,150		(222)		$(32,939)	$(18,111)
Common shares issued for cash	1,000,000	1,000		49,000		----		----	50,000
Net loss for the year	----	----		----		----		(35,834)	(35,834)
Balance, May 31, 2009	7,900,000	7,900		57,150		(222)		(68,773)	(3,945)
Net loss for the year	----	----		----		----		(16,555)	(16,555)
Balance, May 31, 2010	7,900,000	$7,900		$57,150		(222)		$(85,328)	$(20,500)
Net loss for the year	----	----		----		----		(17,933)	(17,933)
Balance, May 31, 2011	7,900,000	$7,900		$57,150		(222)		$(103,261)	$(38,433)

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows

						For the period
						April 11, 2006
		For the		For the		(date of inception)
		year ended		year ended		through
		May 31, 2011		May 31, 2010		May 31, 2011

Cash flows used for operating activities
Net loss		$(17,933)		$(16,555)		$(103,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services		0		0		50
Other comprehensive loss		0		0		(222)
Changes in operating assets and liabilities
Increase (decrease) in interest accrued on promissory note		616		0		616
(Increase) decrease in prepaid expenses		(2,750)		0		(2,750)
Increase (decrease) in accrued expenses		(1,000)		1,150		3,500

Cash flows used for operating activities		(21,067)		(15,405)		(102,067)

Cash flows from financing activities
Repayment of shareholder advances		(18,000)		0		(18,000)
Advances from shareholders		0		17,000		0
Issuance of promissory note payable		50,000		0		50,000
Proceeds from issuance of common stock		0		0		65,000
Proceeds from issuance of common stock, subject to rescission		0		0		0

Cash flows from financing activities		32,000		17,000		115,000

Increase in cash and cash equivalents		10,933		1,595		12,933

Cash and cash equivalents Beginning of period		2,000		405		0

Cash and cash equivalents End of period		$12,933		$2,000		$12,933

Supplemental Disclosures regarding cash flows
Interest paid	$	----	$	----	$	----
Income taxes paid		----		----		----

Non cash financing activities
Paid in capital from contributed services		----		50		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2011

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

The Company is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. We are devoting our resources to establishing the new business but its planned operations have not yet commenced: accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception), to May 31, 2011.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at May 31, 2011, and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $17,933 for the year ended May 31, 2011, as compared to $16,555 in the previous fiscal year and $103,261 for the period from April 11, 2006 (date of inception), through May 31, 2011. We have not generated any revenues and no revenues are anticipated until we begin removing and selling gold; there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plan to support the Company in operation and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money it needs from public offerings we will have to find alternative sources, such as a public offering, a private placement of securities, or loans from its officers, directors or others. If we require additional cash and can’t raise it, we will either have to suspend operations or cease business entirely.

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

As of May 31, 2011 the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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

The Health, Safety and Reclamation Code (the “Code”) for mines in British Columbia deals with environmental matters relating to the exploration of mining properties. The Code’s goals are to protect the environment through a series of regulations affecting health, safety, archaeological sites and exploration access. Theron is responsible to provide a safe working environment, not disrupt archaeological sites, and to conduct its activities to prevent unnecessary damage to the property. Upon abandonment of the property, all holes, pits and shafts will be filled in or sealed. It is difficult to estimate the full costs of the compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start operations. We will record a liability for the estimated costs to reclaim the mined land by recording charges to production costs for each unit of gold mined over the life of the mine. The amount to be charged will be based on management’s estimate of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures are charged to operations as incurred.

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
MAY 31, 2011

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $103,261 as of May 31, 2011, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended May 31, 2011, and for the period April 11, 2006 (date of inception), through May 31, 2011, there were no potential dilutive securities.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment” and recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended May 31, 2011. As of May 31, 2011, there were no options outstanding.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2011

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

Start-up expenses

Theron adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception), through May 31, 2011.

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

Recently issued accounting pronouncements

In June 2009, ASC Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” was issued. This standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2010, and as of the effective date, all existing accounting standard documents were superseded. The Codification was effective in the second quarter of the year ending May 31, 2010, and accordingly, all subsequent public filings reference the Codification as the sole source of authoritative literature.

In May 2010, ASC Topic “Subsequent Events” was issued which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2011-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed.

In January 2009, the FASB issued ASU No. 2011-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2011-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

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

In March 2008, ASC Topic “Disclosures about Derivative Instruments and Hedging Activities, an amendment of In December 2007, ASC Topic “Business Combinations” was issued. The objective of this statement significantly changes the accounting for business combinations. An acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the adoption of this topic to have a material impact on the consolidated financial statements.

Note 4 - Notes payable

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest is due on March 3, 2012. The funds were used to repay all outstanding shareholder loans and accounts payable and to provide working capital through May 31, 2011.

The Company shall have the right to prepay without penalty all or any part of the unpaid balance of this Promissory Note (the ''Note'') at any time. The Company shall not be entitled to re-borrow any prepaid amounts of the principal or other costs or charges. The entire unpaid principal amount of this Note will become immediately due and payable at the option of Holder upon any of the following (the "Acceleration Date"): (i) the Company ceases to carry on business on a regular basis or enters into an agreement to sell substantially all of its assets or an agreement whereby it merges into, consolidates with or is acquired by any other business entity; or (ii) the Company makes any assignment for the benefit of its creditors, makes any election to wind up or dissolve or becomes unable to pay its debts as they mature, insolvent or the subject of any proceeding under any bankruptcy, insolvency or debtor's relief law.

Note 5 – Common stock transactions

Activity for the period April 11, 2006 (date of inception), to May 31, 2006

On April 20, 2006, we issued 6,000,000 shares of common stock at a price of $0.001 per share to our founder for $6,000 in cash.

Activity for the period June 1, 2006, to May 31, 2007

On November 30, 2006, we issued 900,000 shares at a price of $0.01 per share for cash of $9,000.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2011

Note 5 – Common stock transactions (continued)

Activity for the period June 1, 2007, to May 31, 2008

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

Activity for the period June 1, 2010, to May 31, 2011

 No shares were issued during the period.

Note 6 – Common Stock Subject to Rescission

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
MAY 31, 2011

Note 7 – Related party transactions

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

As of May 31, 2011, the amount due to a related party consisting of a $25,000 advance from our officer and director which was provided for working capital purposes has been repaid in full.

Note 8 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, Theron must incur exploration expenditures on the George claims in the minimum amount of $20,000 by August 31, 2008, (paid) and an additional $40,000 by August 31, 2009, which has not been carried out to date due to the late receipt of an engineering report. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We received an engineering report on the first phase project on July 15, 2010, and have spent some time reviewing it and its implications before determining future actions; we are currently seeking the funding required to carry out . The Vendor has verbally agreed not to terminate the option agreement until at least two years after the receipt of the engineering report on the phase I exploration work carried out in mid 2009; i.e., the Vendor will not terminate the agreement prior to August 31, 2012.

Upon exercise of the option, we are required to pay the owner, commencing May 31, 2013, sum of $25,000 per annum, as prepayment of the net smelter royalty. The Vendor has verbally agreed to delay the requirement to pay the net smelter amount until at least one year after the receipt of the engineering report noted above.

Note 9 – Income Taxes

Theron has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period April 11, 2006, through May 31, 2011, due to our loss position and we have fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carry-forward period.

Note 10 – Subsequent Events

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

As of May 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief financial and chief executive officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2011, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of May 31, 2011, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

Name	Position Held	Age	Date First Elected
Jerry R. Satchwell	Chief Executive Officer Chief Operating Officer Chief Financial Officer Director	74	April 11, 2006

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

Jerry R. Satchwell, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Director – has held his office/position since April 11, 2006, will be spending approximately 6 hours of his time on the affairs of Theron and is expected to hold the office/position until the next annual meeting of our shareholders. Mr. Satchwell is a director who serves as president, secretary, treasurer and chief executive officer and has been a self-employed management and business consultant since 1970 in the areas of mining and petroleum exploration and development. He is in the business of providing financial, management and consulting services, merger and acquisition as well as corporate structuring to development and exploration stage businesses. Prior to that he spent 15 years in corporate finance. He is not a director of any other corporations, public or private.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

(a) General

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2011, 2010 and 2009; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2011, 2010 and 2009.

whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

	Fiscal					Options
Name and	Year			Stock	Securities	Awards (Value	Total
Principal	Ended			Awards	Underlying	of Options) ($)	Compen-
Position	May 31	Salary	Bonus	($)	Options	(5)	sation
Jerry R. Satchwell – President & Director	2011	$0	$0	$0	Nil	$0	$0
Jerry R. Satchwell – President & Director	2010	$0	$0	$0	Nil	$0	$0
Jerry R. Satchwell – President & Director	2009	$0	$0	$0	Nil	$0	$0

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

	Name and Address of Beneficial	Amount & Nature of	Percentage
Title of Class	Owner [1] [2] [4]	Beneficial Ownership [3]	of Class
common stock	Jerry R. Satchwell 1574 Gulf Road, Number 158, Point Roberts, WA 98281	6,000,000 Beneficial Owner	67.4%

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

[3]	As of May 31, 2011, and the date of this report.
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

Title of Class	Name and Address of Beneficial Owner [1] [3]	Amount & Nature of Beneficial Ownership [2]	Percentage of Class
common stock	Jerry R. Satchwell 1574 Gulf Road, Number 158, Point Roberts, WA 98281 Director and officer since April 11, 2006	6,000,000	67.4%

[1]	As of May 31, 2011, and the date of this report.
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

The directors, officers and other members of management of Theron, as a group beneficially own, directly or indirectly, 6,000,000 of our common shares, representing 67.4% of the total issued and outstanding securities of Theron as of May 31, 2011, and the date of this report

There are no outstanding stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INEPSENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVIVES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2011, and for fiscal year ended May 31, 2010, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2011	May 31, 2010
Audit Fees	$6,000	$6,000
Audit Related Fees	NIL	NIL
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,000	$6,000

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $6,000 as compared to $6,000 for the similar period of the preceding fiscal year and for the period from inception on April 11, 2006, to May 31, 2011, the amount was approximately $24,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2010, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on April 11, 2006, to May 31, 2011, the amount was $0.

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2011, and 2010 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on April 11, 2006, to May 31, 2011, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2011, and 2010 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on April 11, 2006, to May 31, 2011, the amount was approximately $0.

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
1.1

S-1 Rescission Offering Statement including audited financial statements for the fiscal year ended May 31, 2009 (incorporated by reference from our registration statement on Form S-1 filed on April 03, 2009

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

Date: August 29, 2011

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

Date: August 29, 2011