Form 10-Q
period 2011-08-31
Theron Resource Group
filed 2011-10-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended AUGUST 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-53845

THERON RESOURCE GROUP
(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Room 318, Peninsula Centre, 67 Mody Road
Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,900,000 shares of Common Stock as of the date of this periodic report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $1,729,400 based on the last reported sales price on the OTC Bulletin Board. We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format.
Yes [   ]     No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
August 31, 2011

	Three Months	Three Months
	ended	ended
	August 31, 2011	August 31, 2010	May 31, 2011
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$3,862	$1,432	$12,933
Prepaid expenses	0	0	2,750

Total Assets	3,862	1,432	15,683

Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable and accrued liabilities	4,800	4,700	3,500
Promissory notes payable	50,000	20,000	50,000
Interest due on promissory notes payable	1,247	0	616

Total liabilities	56,047	24,700	54,116

Stockholders' equity
Common stock, 500,000,000 shares authorized, par value $0.001, 7,900,000 shares issued and outstanding	7,900	7,900	7,900
Additional paid-in capital	57,150	57,150	57,150
Other comprehensive loss	(222)	(222)	(222)
Deficit accumulated during the exploration stage	(117,013)	(88,096)	(103,261)
Total stockholders' equity	(52,185)	(23,268)	(38,433)

Total liabilities and stockholders' equity	$3,862	$1,432	$15,683

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

						For the period
		Three months		Three months		April 11, 2006
		ended		ended		(date of inception)
		August 31,		August 31,		through
		2011		2010		August 31, 2011

Revenues	$		$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		4,242
Mineral property exploration		---		---		20,082
Loss (gain) on foreign exchange		9		---		99
Professional fees		1,036		1,200		39,601
Communications expense		---		---		4,287
Office expenses		44		39		7,506
Travel and entertainment		---		839		8,828
Transfer agent		600		690		7,815
Interest expense on promissory note		630		0		1,246
Filing fees		11,432		---		23,257
Other services		---		---		50

Total expenses		13,751		2,768		117,013

Net loss		$(13,751)		$(2,768)		$(117,013)

Basic and diluted loss per common share		$(0.00)		$(0.00)

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity

Common shares issued for cash	6,900,000	6,900	8,100	---	---	15,000

Contributed services	---	---	50	---	---	50

Currency exchange loss	---	---	---	(222)	---	(222)

Net loss for the period April 11, 2006 (inception) to May 31, 2007	---	---	---	---	(14,774)	(14,774)

BALANCE, MAY 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54

Net los for the year					(18,165)	(18,165)

BALANCE, MAY 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)

Common shares issued for cash	1,000,000	1,000	49,000	---	---	50,000

Net Loss for the year	---	---	---	---	(35,834)	(35,834)

BALANCE, MAY 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)

Net Loss for the year	---	---	---	---	(16,555)	(16,555)

BALANCE, MAY 31 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)

Net Loss for the year	---	---	---	---	(17,933)	(17,933)

BALANCE, MAY 31, 2011	7,900,000	7,900	57,150	(222)	(103,261)	(38,433)

Net loss for the three months ended August 31, 2011	---	---	---	---	(13,751)	(13,751)

BALANCE, AUGUST 31, 2011	7,900,000	7,900	57,150	(222)	117,013	(52,185)

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						For the period
		Three months		Three months		April 11, 2006
		ended		ended		(date of inception)
		August 31,		August 31,		through
		2011		2010		August 31, 2011

Cash flows used for operating activities
Net loss		$(13,751)		$(2,768)		$(117,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services		0		0		50
Other comprehensive loss		0		0		(222)
Changes in operating assets and liabilities
Increase (decrease) in interest accrued on promissory note		630		0		1,247
( Increase) decrease in prepaid expenses		2,750		0		0
Increase (decrease) in accounts payable & accrued liabilities		1,300		200		4,800

Cash flows used for operating activities		(9,071)		(2,568)		(111,138)

Cash flows from financing activities
Advances (repayments) from (to) related party		0		2,000		0
Issuance of promissory note payable		0		0		50,000
Proceeds from issuance of common stock		0		0		65,000

Cash flows from financing activities		0		2,000		115,000

Increase in cash and cash equivalents		(9,071)		(568)		3,862

Cash and cash equivalents - Beginning of period		12,933		2,000		0

Cash and cash equivalents - End of period		$3,862		$1,432		$3,862

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities Paid in capital from contributed services		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

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

Theron is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. We are devoting our resources to establishing the new business of which only the first phase of exploration has been completed and on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception), to August 31, 2011.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period April 11, 2006 (inception), through May 31, 2011, as filed in its Form 10-K Report dated August 29, 2011, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Theron’s financial statements at August 31, 2011, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred a loss of $13,751 for the three month period ended August 31, 2011, and a loss of $117,013 for the period from April 11, 2006 ( inception), through August 31, 2011. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold; there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to our ability to continue as a going concern.

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
AUGUST 31, 2011

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

As of August 31, 2011, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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

The Health, Safety and Reclamation Code ("the Code" ) for mines in British Columbia deals with environmental matters relating to the exploration of mining properties. The Code's goals are to protect the environment through a series of regulations affecting health, safety, archaeological sites and exploration access. Theron is responsible to provide a safe working environment, not disrupt archaeological sites, and to conduct its activities to prevent unnecessary damage to the property. Upon abandonment of the property, all holes, pits and shafts will be sealed. It is difficult to estimate the full costs of the compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start operations. We will record a liability for the estimated costs to reclaim the mined land by recording charges to production costs for each unit of gold mined over the life of the mine. The amount to be charged will be based on management's estimate of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures are charged to operations as incurred.

Use of estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Fair value of financial instruments and derivative financial instruments

SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Income taxes

The Company adopted ASC Topic "Accounting for Income Taxes" as of inception. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

The Corporation currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling $117,013 as of August 31, 2011, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic "Earnings per Share" . The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. For the three-month period ended August 31, 2011, and for the period April 11, 2006 (inception), through August 31, 2011, there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

In August 2001, ASC Topic "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic "Share-Based Payment" and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any new employee options and no options were cancelled or exercised during the quarter period ended August 31, 2011. As of August 31, 2011, there were no options outstanding.

Business segments

ASC Topic "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. We have evaluated the requirements of this Topic and determined that it is not applicable to our operations.

Start-up expenses

Theron adopted ASC Topic "Reporting the Costs of Start-up Activities" which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in general and administrative expenses for the period from April 11, 2006 (inception), through August 31, 2011.

Foreign currency translation

Our functional and reporting currency is the United States dollar and our financial statements are translated to United States dollars in accordance with ASC Topic "Foreign Currency Translation" . Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Recently issued accounting pronouncements

In June 2009, ASC Topic "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162" was issued. This standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Codification was effective in the second quarter of the year ending May 31, 2009, and accordingly, all subsequent public filings reference the Codification as the sole source of authoritative literature.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements, financial condition or liquidity.

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

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

Activity for the period June 1, 2010 to May 31, 2011

No shares were issued during the period.

Activity for the period June 1, 2011 to August 31, 2011

No shares were issued during the period.

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, Theron received $41,500 and had a subscription receivable in the amount of $8,500 for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company's SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for our SB-2 registration statement filed on October 05, 2007, under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers were informed of the situation.

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

Note 5 – Common Stock Subject to Rescission (continued)

On April 3, 2009, under an S-1 rescission offering registration statement we offered to rescind a total of 1,900,000 shares of common stock issued or sold by the selling shareholders under its October, 2007, SB-2 registration statement. These shares represented all of the SB-2 shares issued (1,000,000) and the shares (900,000) sold by the selling shareholders for which a purchaser could claim a rescission right. The rescission offer was intended to address the Company's rescission liability relating to its federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to the Company or recover damages, as the case may be. The rescission statement became effective on April 13, 2009, and closed on May 14, 2009, with no shareholder accepting the offering, i.e., tendering their shares for repurchase. As of the date of this report, Theron has 7,900,000 shares of common stock issued and outstanding.

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

Note 7 – Notes payable

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest is due on March 3, 2012. The funds were used to repay all outstanding shareholder loans and accounts payable and to provide working capital through August 31, 2011. During the quarter ended August 31, 2011, the Company accrued $630 in interest payable under the note.

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

Note 8 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, Theron must incur exploration expenditures on the George claims in the minimum amount of $20,000 by August 31, 2008, (paid) and an additional $40,000 by August 31, 2009, which has not been carried out to date due to the late receipt of an engineering report. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We received an engineering report on the first phase project on July 15, 2010, and have spent some time reviewing it and its implications before determining future actions; we are currently seeking the funding required to carry out . The Vendor has verbally agreed not to terminate the option agreement

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

Note 8 – Commitments (continued)

until at least two years after the receipt of the engineering report on the phase I exploration work carried out in mid 2009; i.e., the Vendor will not terminate the agreement prior to August 31, 2012.

Upon exercise of the option, we are required to pay the owner, commencing May 31, 2013, sum of $25,000 per annum, as prepayment of the net smelter royalty. The Vendor has verbally agreed to delay the requirement to pay the net smelter amount until at least one year after the receipt of the engineering report noted above.

Note 9 – Subsequent Events

On September 12, 2011, we received the resignation of Jerry R. Satchwell as a director and officer of the Corporation. Mr. Satchwell's resignation was not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise but rather as a result personal and business reasons and a desire to retire. Upon the recommendation, the Nominating and Corporate Governance Committee approved the resignation of Jerry R. Satchwell as a director and officer of the Corporation.

On September 12, 2011, the Board of Directors upon the recommendation of the Nominating and Corporate Governance Committee approved the appointment of Liang Kwong Lim as director of the Corporation and approved the appointment of Liang Kwong Lim as President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer.

As of the date of this report, our Board of Directors is comprised of Mr. Liang Kwong Lim.

Liang Kwong Lim – President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer

As president, chief executive officer, treasurer and financial officer, Mr. Liang oversees all of the organization, planning, reporting and analyzing of the Corporation and manages all of its affairs. He. has more than twenty years executive-level experience in corporate and financial management of organizations.

Prior to joining the Company, Mr. Liang spent many years in the import and export business both bringing consumer goods and products into Hong Kong and China and exporting Chinese made consumer goods and products. He recently established Ultra Professional Ltd. to provide business consultation services to organizations wishing to establish advertising businesses in China or which wish to direct Internet based advertising services to residents of China. The services he and his firm provide include licensing from various government bodies, security department approvals for clients and assisting in the provision of client information and databases.

Mr. Liang is not an officer or director of any publicly quoted or traded corporation.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2011, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

Overview

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Room 318, Peninsula Centre, 67 Mody Road, Kowloon, Hong Kong; telephone (888) 755-9766. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage Corporation engaged in the search for gold. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

The reader of this periodic report is directed to our Form 10-K Report for May 31, 2011, dated August 29, 2011, and our S-1 registration statement dated April 3, 2008, for further discussion of the property, mineral exploration in Canada, maps, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan continues to be proceeding with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver; however, we are seeking alternative opportunities to increase the value of the Corporation. We continue to seek the funding to carry out the planned phase II exploration program. The option agreement expired May 31, 2009, but the property owner has agreed not to terminate the option agreement prior to August 31, 2012.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work and an engineer or geologist to manage the exploration program. Our only employee will be Liang Kwong Lim our senior officer and director.

At present, we have no employees, other than Mr. Satchwell; he does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Offices

Our offices are located at Room 318, Peninsula Centre, 67 Mody Road, Kowloon, Hong Kong and are provided to us by Liang Kwong Lim, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged back to Theron on a quarterly basis.

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three-month periods ended August 31, 2011, August 31, 2010, and April 11, 2006 (inception), through August 31, 2011, are presented in the following discussion.

Since inception, we have used our common stock and promissory notes or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006, to August 31, 2011, was $115,000 ($65,000 as a result of proceeds received from sales of our common stock and $55,000 under the terms of a promissory note with an arms-length party.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2011. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2011,was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters and nine month periods ended August 31, 2011 and 2010, was nil ($0); $65,000 was received for the period from inception on April 11, 2006, through to and including August 31, 2011. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three months	Three months	Apr 11, 2006
	ended	ended	(inception)
	August 31,	August 31	through
	2011	2010	Nov. 30 2010
Expense Item
Acquisition of mineral property interest	---	---	4,242
Mineral property exploration	---	---	20,082
Loss (gain) on foreign exchange	9	---	99
Professional fees	1,036	1,200	39,601
Communications expense	---	---	4,287
Office expenses	44	39	7,506
Travel and entertainment	---	839	8,828
Transfer agent	600	690	7,815
Interest expense on promissory note	630	0	1,246
Filing fees	11,432	---	23,257
Other services	---	---	50

Total expenses	13,751	2,768	117,013

SUMMARY – Total expenses for the quarter ended August 31, 2011, amounted to $13,751 while $2,768 was spent in the similar period ended August 31, 2010. A total of $117,013 in expenses has been incurred since inception on April 11, 2006, through August 31, 2011. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarters under review. From April 11, 2006 (inception), through August 31, 2011, Theron has spent a total of $4,242 on mineral property acquisition expenses. This cost category will vary depending on our acquisition or disposition activities.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred in the quarters under review. From April 11, 2006 (inception), through August 31, 2011, we have spent $20,082 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts.

LOSSS ON FOREIGN EXCHANAGE: We lost $9 in foreign exchange transactions for the quarter ended August 31, 2011, and $0 (nil) in the similar period ended August 31, 2010. From April 11, 2006 (inception), through August 31, 2011, a total of $99 has been lost on foreign exchange.

PROFESSIONAL FEES: $1,036 in professional fees were incurred for the quarter ended August 31, 2011, while $1,200 was spent in the similar period ended August 31, 2010. From inception to April 11, 2006, we have incurred $39,601 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the three month periods ended on August 31, 2011, and 2010. From April 11, 2006 (inception), through August 31, 2011, $4,287 has been spent on communication costs.

OFFICE EXPENSES: $44 was expended on the office for the quarter ended August 31, 2011, while $39 was spent in the similar period ended August 31, 2010. From April 11, 2006 (inception), through August 31, 2011, a total of $7,506 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: No travel, entertainment or meal expenses were incurred for the quarters ended August 31, 2011 but $839 was expended in the similar period last year. For the period April 11, 2006 (inception), through August 31, 2011, a total of $8,828 has been spent on this category.

INTEREST EXPENSE ON PROMISSORY NOTE: We accrued $630 in interest expenses on the promissory note payable for the quarter ended August 31, 2011, and $0 (nil) in the similar period ended August 31, 2010. From April 11, 2006 (inception), through August 31, 2011, a total of $1,246 has been accrued for future payment of the interest expense due to the costs of promissory notes

FILING FEES: $11,432 in filing fee expenses were incurred for the quarter ended August 31, 2011, and $0 (nil) was spent in the quarter ended August 31, 2010. For the period April 11, 2006 (inception), through August 31, 2011, Theron has spent $23,257 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies. The reason for the large increase in the quarter under review was the added expense of filings to the B.C. Securities Commission which deemed the Corporation to be a reporting issuer in the Province of British Columbia.

TRANSFER AGENT FEES: We spent $600 in transfer agent fees and related costs during the first quarter and $690 in the similar period in 2009. From April 11, 2006 (inception), through August 31, 2011, we have spent $7,815 on transfer agent expenses. These costs will vary depending on our share issuances.

COMPENSATION: No compensation costs were incurred for the quarters ended August 31, 2011, or August 31, 2010, and no compensation costs have been incurred since inception.

CONTRIBUTED EXPENSES (OTHER EXPENSES): No contributed expenses were incurred for the quarters ended August 31, 2011, or August 31, 2010. A total of $50 has been expensed in the period from inception on April 11, 2006, to August 31, 2011. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarter ended August 31, 2011; none were incurred for the similar period ended August 31, 2010. From April 11, 2006 (inception), through August 31, 2011, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended August 31, 2011, $9,071 in net cash was used and for the similar period ended on August 31, 2010, the amount was $2,568. We have used $111,138 in net cash from inception on April 11, 2006, to August 31, 2011.

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

Plan of Operation

As of August 31, 2011, we had a deficit of $52,185 in unallocated working capital.

Our business plan continues to proceed with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver.

For the balance of the current fiscal year to May 31, 2012, we will concentrate our efforts on securing additional financing to be able to carry out our business plan. The option agreement expired May 31, 2009, but the Vendor will not terminate the agreement prior to August 31, 2012. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, we will try to raise the funds required from a new public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any commitments on the raising of additional funds and there is no assurance that we would be able to raise money in the future.

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

As at August 31, 2011, we had a working capital deficit of $52,185. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2011, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006, to August 31, 2011, was $115,000 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs) and a $50,000 promissory note through an unrelated party. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 3 placees. During May, 2009 $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of August 31, 2011, our total assets, consisting entirely of cash, amounted to $3,862 and total liabilities were $56,047. Working capital stood at negative $52,185.

For the three months ended August 31, 2011, the net loss was $13,751 ($0.00 per share) as compared to a loss of $2,768 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at August 31, 2011, and at August 31, 2010. The net loss from inception to August 31, 2011, is $117,013.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2011. Although inflation is moderately higher than it was during 2009-2010, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended August 31, 2011, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to August 31, 2011, was $115,000 as a result of proceeds received from sales of our common stock and a promissory note arranged through an unrelated party. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$4,242
Exploration of Mineral Property – advance	20,082
Loss on Currency Exchange	99
Professional Fees	39,601
Communications Expenses	4,287
Office Expenses	7,506
Travel, Entertainment and Meals	8,828
Interest expense on promissory note	1,246
Filing Fees	23,257
Transfer Agent Fees	7,815
Other Costs and Services	0

Total Use of Proceeds to August 31, 2011	$116,963

Common Stock

During the quarter ended August 31, 2011, no shares of common stock were issued. As of August 31, 2011, and the date of this periodic report, there were 7,900,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending August 31, 2011.

Code of Ethics

The Board of Directors on February 21, 2007, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code is available upon written request by contacting our offices by telephone at (888) 755-9766 or writing to Room 318, Peninsula Centre, 67 Mody Road, Kowloon, Hong Kong

Web Site

Theron maintains a Web site at “theron-resource-group.com” and has an e-mail address at “info@theron-resource-group.com” as well as at “theronresourcegroup@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2011: NONE

Subsequent Events

Item 5.02 – Departure of Directors and Officers; Election of Directors; Appointment of Officers -

On September 12, 2011, we received the resignation of Jerry R. Satchwell as a director and officer of the Corporation. Mr. Satchwell’s resignation was not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise but rather as a result personal and business reasons and a desire to retire. Upon the recommendation, the Nominating and Corporate Governance Committee approved the resignation of Jerry R. Satchwell as a director and officer of the Corporation.

On September 12, 2011, the Board of Directors upon the recommendation of the Nominating and Corporate Governance Committee approved the appointment of Liang Kwong Lim as director of the Corporation and approved the appointment of Liang Kwong Lim as President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer.

As of the date of this periodic report, our Board of Directors is comprised of Mr. Liang Kwong Lim.

Liang Kwong Lim – President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer

As president, chief executive officer, treasurer and financial officer officer, Mr. Liang oversees all of the organization, planning, reporting and analyzing of the Corporation and manages all of its affairs. He. has more than twenty years executive-level experience in corporate and financial management of organizations.

Prior to joining the Company, Mr. Liang spent many years in the import and export business both bringing consumer goods and products into Hong Kong and China and exporting Chinese made consumer goods and products. He recently established Ultra Professional Ltd. to provide business consultation services to organizations wishing to establish advertising businesses in China or which wish to direct Internet based advertising services to residents of China. The services he and his firm provide include licensing from various government bodies, security department approvals for clients and assisting in the provision of client information and databases.

Mr. Liang is not an officer or director of any publicly quoted or traded corporation.

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

Theron Resource Group
(Registrant)

Date: October 14, 2011

BY:	/s/ Liang Kwong Lim

LIANG KWONG LIM, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors