Form 10-Q
period 2011-11-30
Theron Resource Group
filed 2012-01-17
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended NOVEMBER 30, 2011

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
November 30, 2011

	Six Months	Six Months
	ended	ended
	November 30, 2011	November 30, 2010	May31, 2011
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$115	$367	$12,933
Prepaid expenses	0	0	2,750

Total Assets	115	367	15,683

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	6,049	1,225	3,500
Promissory notes payable	50,000	0	50,000
Interest due on promissory notes payable	1,870	0	616
Loan from shareholder	766	0	0
Due to related party	0	25,000	0

Total liabilities	58,685	26,225	54,116

Stockholders' equity
Common stock, 500,000,000 shares authorized,
par value $0.001, 7,900,000 shares issued and
outstanding	7,900	7,900	7,900
Additional paid-in capital	57,150	57,150	57,150
Other comprehensive loss	(222)	(222)	(222)
Deficit accumulated during the exploration stage	(123,398)	(90,686)	(103,261)
Total stockholders' equity	(58,570)	(25,858)	(38,433)

Total liabilities and stockholders' equity	$115	$367	$15,683

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

										For the period
		Three months		Three months		Six months		Six months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		November 30,		November 30,		November 30,		November 30,		through
		2011		2010		2011		2010		November 30, 2011

Revenues	$		$	---	$		$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		---		---		4,242
Mineral property exploration		---		---		---		---		20,082
Loss (gain) on foreign exchange		(4)		(3)		6		(3)		96
Professional fees		1,330		861		2,366		2,061		40,931
Communications expense		---		---		---		---		4,287
Office expenses		519		34		563		73		8,025
Travel and entertainment		1,775	$	$$		1,775		839		10,603
Transfer agent		600		600		1,200		1,290		8,415
Interest expenses on promissory note		623				1,253				1,869
Filing fees		1,542		1,098		12,973		1,098		24,798
Other services		---		---		---		---		50

Total expenses		6,385		2,590		20,136		5,358		123,398

Net loss		$(6,385)		$(2,590)		$(20,136)		$(5,358)		$(123,398)

Basic and diluted loss per common share		$(0.00)		$(0.00)		$(0.00)		$(0.00)	$

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		7,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

							Deficit
							accumulated
	Common		Additional		Other		during the	Total
	shares	Common	paid$in		Comprehensive		exploration	stockholders'
	outstanding	stock	capital		Loss		stage	equity
Common shares issued for cash	6,900,000	$6,900	$8,100	$	---	$	---	$15,000
Contributed services	---	---	50		---		---	50
Currency exchange loss	---	---	---		(222)		---	(222)
Net loss for the period April 11, 2006 (inception) to May 31, 2007	---	---	---		---		(14,774)	(14,774)

BALANCE, MAY 31, 2007	6,900,000	6,900	8,150		(222)		(14,774)	54

Net los for the year	---	---	---		---		(18,165)	(18,165)

BALANCE, MAY 31, 2008	6,900,000	6,900	8,150		(222)		(32,939)	(18,111)

Common shares issued for cash	1,000,000	1,000	49,000		---		---	50,000
Net Loss for the year	---	---	---		---		(35,834)	(35,834)

BALANCE, MAY31, 2009	7,900,000	7,900	57,150		(222)		(68,773)	(3,945)

Net Loss for the year	---	---	---		---		(16,555)	(16,555)

BALANCE, MAY31 2010	7,900,000	7,900	57,150		(222)		(85,328)	(20,500)

Net loss for the year	---	---	---		---		(17,933)	(17,933)

BALANCE, MAY31, 2011	7,900,000	7,900	57,150		(222)		(103,261)	(38,433)

Net loss for the quarter ended
November 30, 2011	---	---	---		---		(20,136)	(20,136)

BALANCE, NOVEMBER 30, 2011	7,900,000	$7,900	$57,150		$(222)		$(123,398)	$(58,570)

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

										For the period
		Three months		Three months		Six months		Six months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		November 30,		November 30,		November 30,		November 30,		through
		2011		2010		2011		2010		November 30, 2011

Cash flows used for operating activities
Net loss		$(6,385)		$(2,590)		$(20,136)		$(5,358)		$(123,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services		0		0		0		0		50
Other comprehensive loss		0		0		0		0		(222)
Changes in operating assets and liabilities
(Increase) decrease in interest accrued on promissory note		623		0		1,254		0		1,870
(Increase) decrease in prepaid expenses		0		0		2,750		0		0
Increase (decrease) inaccounts payable & accrued liabilities		1,249		(3,475)		2,549		(3,275)		6,049

Cash flows used for operating activities		(4,513)		(6,065)		(13,584)		(8,633)		(115,651)

Cash flows from financing activities
Advances (repayments) from (to) related party		0		5,000		0		7,000		50,000
Advances (repayments) from (to) shareholder		766		0		766		0		766
Proceeds from issuance of common stock		0		0		0		0		65,000

Cash flows from financing activities		766		5,000		766		7,000		115,766

Increase in cash and cash equivalents		(3,747)		(1,065)		(12,818)		(1,633)		115

Cash and cash equivalents - Beginningofperiod		3,862		1,432		12,933		2,000		0

Cash and cash equivalents - End of period		$115		$367		$115		$367		$115

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---	$	---	$	---
Income taxes paid		---		---		---		---	$	$$

Non-cash financing activities
Paid in capital from contributed services		---		---		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

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

Theron is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. We are devoting our resources to establishing the new business of which only the first phase of exploration has been completed and on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception), to November 30, 2011.

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

Theron’s financial statements at November 30, 2011, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred a loss of $20,136 for the six month period ended November 30, 2011, and a loss of $123,398 for the period from April 11, 2006 ( inception), through November 30, 2011. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold; there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to our ability to continue as a going concern.

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
NOVEMBER 30, 2011

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

As of November 30, 2011, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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
NOVEMBER 30, 2011

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling $123,398 as of November 30, 2011, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the six-month period ended November 30, 2011, and for the period April 11, 2006 (inception), through November 30, 2011, there were no potential dilutive securities.

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
NOVEMBER 30, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic “Share-Based Payment” and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any new employee options and no options were cancelled or exercised during the quarter period ended November 30, 2011. As of November 30, 2011, there were no options outstanding.

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

Start-up expenses

Theron adopted ASC Topic “Reporting the Costs of Start-up Activities” which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in general and administrative expenses for the period from April 11, 2006 (inception), through November 30, 2011.

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
NOVEMBER 30, 2011

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

Activity for the period June 1, 2011 to November 30, 2011

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
NOVEMBER 30, 2011

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

Note 7 - Notes payable

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest is due on March 3, 2012. The funds were used to repay all outstanding shareholder loans and accounts payable and to provide working capital through November 30, 2011. During the quarter ended November 30, 2011, the Company accrued $623 in interest payable under the note.

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

Note 8 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, Theron must incur exploration expenditures on the George claims in the minimum amount of $20,000 by November 30, 2008, (paid) and an additional $40,000 by November 30, 2009, which has not been carried out due to the late receipt of an engineering report. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We received an engineering report on the first phase project on July 15, 2010, and have spent some time reviewing it and its implications before determining future actions; we are currently seeking the funding required to carry out . The Vendor has verbally agreed not to terminate the option agreement until at least two years after the receipt of the engineering report on the phase I exploration work carried out in mid 2009; i.e., the Vendor will not terminate the agreement prior to July 15, 2012.

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Note 8 – Commitments (continued)

Upon exercise of the option, we are required to pay the owner, commencing May 31, 2013, sum of $25,000 per annum, as prepayment of the net smelter royalty. The Vendor has verbally agreed to delay the requirement to pay the net smelter amount until at least one year after the receipt of the engineering report noted above.

Note 9 – Subsequent Events

There are no subsequent events reportable as of the date of the interim financial statements or the date of this report.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2011, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

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

The phase I exploration program on the George property was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological report and cost $20,000. The Assessment Report on the work carried out on the Claims was received on July 15, 2010, and called for a Phase II work program which will cost an estimated $155,000. We are currently reviewing the recommendation and seeking financing for moving forward with the project; no decisions have yet been made and no expressions of interest in assisting with the financing have been received to date. In the interim, we are seeking other properties and projects of merit that may be easier to finance.

Theron is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

The reader of this periodic report is directed to our Form 10-K Report for May 31, 2011, dated August 29, 2011, for further discussion of the property, mineral exploration in Canada, maps, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan continues to be proceeding with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver; however, we are seeking alternative opportunities to increase the value of the Corporation. We continue to seek the funding to carry out the planned phase II exploration program. The option agreement expired May 31, 2009, but the property owner has agreed not to terminate the option agreement prior to July 15, 2012.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work and an engineer or geologist to manage the exploration program. Our only employee will be Liang Kwong Lim our senior officer and director.

At present, we have no employees, other than Mr. Liang; he does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three- and six-month periods ended November 30, 2011, November 30, 2010, and April 11, 2006 (inception), through November 30, 2011, are presented in the following discussion.

Since inception, we have used our common stock and promissory notes or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006, to November 30, 2011, was $115,766 ($65,000 as a result of proceeds received from sales of our common stock, $50,000 under the terms of a promissory note with an arms-length party and a loan of $766 from a shareholder.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2011. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2011,was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters and six month periods ended November 30, 2011 and 2010, was nil ($0); $65,000 was received for the period from inception on April 11, 2006, through to and including November 30, 2011. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three mo.	Three mo.	Six mo.	Six mo.	Apr 11, 2006
	ended	ended	ended	ended	(inception)
	Nov. 30,	Nov. 30,	Nov. 30,	Nov. 30,	through
	2011	2010	2011	2010	Nov. 30 2010
Expense Item
Acquisition of mineral property interest	---	---	---	---	4,242
Mineral property exploration	---	---	---	---	20,082
Loss (gain) on foreign exchange	(4)	(3)	6	(3)	96
Professional fees	1,330	861	2,366	2,061	40,931
Communications expense	---	---	---	---	4,287
Office expenses	519	34	563	73	8,025
Travel and entertainment	1,775	---	1,775	839	10,603
Transfer agent	600	600	1,200	1,290	8,415
Interest expenses on promissory note	623	---	1,253	---	1,869
Filing fees	1,542	1,098	12,973	1,098	24,798
Other services	---	---	---	---	50

Total expenses	6,385	2,590	20,136	5,358	123,398

SUMMARY – Total expenses for the quarter ended November 30, 2011, amounted to $6,385 while $2,590 was spent in the similar period ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $20,136 and $5,358 respectively. A total of $123,398 in expenses has been incurred since inception on April 11, 2006, through November 30, 2011. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarters under review nor for the six month periods ended November 30, 2011, and November 30, 2010. From April 11, 2006 (inception), through November 30, 2011, Theron has spent a total of $4,242 on mineral property acquisition expenses. This cost category will vary depending on our acquisition or disposition activities.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred in the quarters under review or the six month periods ended November 30, 2011, and November 30, 2010. From April 11, 2006 (inception), through November 30, 2011, we have spent $20,082 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts.

LOSSS ON FOREIGN EXCHANAGE: We gained $4 in foreign exchange transactions for the quarter ended November 30, 2011, and gained $3 in the similar period ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were a loss of $6 and a gain of $3 respectively. From April 11, 2006 (inception), through November 30, 2011, a total of $96 has been lost on foreign exchange.

PROFESSIONAL FEES: $1,330 in professional fees were incurred for the quarter ended November 30, 2011, while $861 was spent in the similar period ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $2,366 and $2,061 respectively. From inception to April 11, 2006, we have incurred $40,931 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the three- and six-month periods ended on November 30, 2011, and 2010. From April 11, 2006 (inception), through November 30, 2011, $4,287 has been spent on communication costs.

OFFICE EXPENSES: $519 was expended on the office for the quarter ended November 30, 2011, while $34 was spent in the similar period ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $563 and $73 respectively. From April 11, 2006 (inception), through November 30, 2011, a total of $8,025 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $1,775 in travel, entertainment or meal expenses were incurred for the quarter ended November 30, 2011 while $0 (nil) was expended in the similar period last year. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $1,775 and $839 respectively. For the period April 11, 2006 (inception), through November 30, 2011, a total of $10,603 has been spent on this category.

INTEREST EXPENSE ON PROMISSORY NOTE: We accrued $623 in interest expenses on the promissory note payable for the quarter ended November 30, 2011, and $0 (nil) in the similar period ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $1,253 and $0 (nil) respectively. From April 11, 2006 (inception), through November 30, 2011, a total of $1,869 has been accrued for future payment of the interest expense due to the costs of promissory notes

FILING FEES: $1,542 in filing fee expenses were incurred for the quarter ended November 30, 2011, and $1,098 was spent in the quarter ended November 30, 2010. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $12,973 and $1,098 respectively. For the period April 11, 2006 (inception), through November 30, 2011, Theron has spent $24,798 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies. The reason for the large increase in the six months under review was the added expense of filings to the B.C. Securities Commission which has deemed the Corporation to be a reporting issuer in the Province of British Columbia.

TRANSFER AGENT FEES: We spent $600 in transfer agent fees and related costs during the first quarter and $600 in the similar period in 2009. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $1,200 and $1,290 respectively. From April 11, 2006 (inception), through November 30, 2011, we have spent $8,514 on transfer agent expenses. These costs will vary depending on our share issuances.

COMPENSATION: No compensation costs were incurred for the quarters or six month periods ended November 30, 2011, or November 30, 2010, and no compensation costs have been incurred since inception.

CONTRIBUTED EXPENSES (OTHER EXPENSES): No contributed expenses were incurred for the quarters or six month periods ended November 30, 2011, or November 30, 2010. A total of $50 has been expensed in the period from inception on April 11, 2006, to November 30, 2011. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarters and six month periods ended November 30, 2011 and November 30, 2010. From April 11, 2006 (inception), through November 30, 2011, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended November 30, 2011, $4,513 in net cash was used and for the similar period ended on November 30, 2010, the amount was $6,065. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were $13,584 and $8,633 respectively. We have used $115,651 in net cash from inception on April 11, 2006, to November 30, 2011.

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

Plan of Operation

As of November 30, 2011, we had a deficit of $58,570 in unallocated working capital.

Our business plan continues to proceed with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver.

For the balance of the current fiscal year to May 31, 2012, we will concentrate our efforts on securing additional financing to be able to carry out our business plan. The option agreement expired May 31, 2009, but the Vendor will not terminate the agreement prior to July 15, 2012. Following industry trends and demands, we are also considering the acquisition of other properties and projects of merit. In either situation, we will try to raise the funds required from a new public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any commitments on the raising of additional funds and there is no assurance that we would be able to raise money in the future.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 – 2013. Management projects that we will require a total of up to $250,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	155,000
Working Capital	45,000

Total	$250,000

As at November 30, 2011, we had a working capital deficit of $58,570. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2011, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006, to November 30, 2011, was $115,766 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs), a $50,000 promissory note through an unrelated party and a loan of $766 from a shareholder. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 3 placees. During May, 2009 $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of November 30, 2011, our total assets, consisting entirely of cash, amounted to $115 and total liabilities were $58,685. Working capital stood at negative $58,570.

For the three months ended November 30, 2011, the net loss was $6,385 ($0.00 per share) as compared to a loss of $2,590 ($0.00 per share) for the similar period last year. For the six month periods ended November 30, 2011, and November 30, 2010, the comparative values were a loss of $20,136 ($0.00 per share) and $5,358 ($0.00 per share) respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at November 30, 2011, and at November 30, 2010. The net loss from inception to November 30, 2011, is $123,398.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2011. Although inflation is moderately higher than it was during 2010-2011, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2011, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to November 30, 2011, was $115,766 as a result of proceeds received from sales of our common stock, a promissory note arranged through an unrelated party and a small loan from a shareholder. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$4,242
Exploration of Mineral Property – advance	20,082
Loss on Currency Exchange	96
Professional Fees	40,931
Communications Expenses	4,287
Office Expenses	8,025
Travel, Entertainment and Meals	10,603
Interest expense on promissory note	1,869
Filing Fees	24,798
Transfer Agent Fees	8,415

Total Use of Proceeds to November 30, 2011	$123,348

Common Stock

During the quarter ended November 30, 2011, no shares of common stock were issued. As of November 30, 2011, and the date of this periodic report, there were 7,900,000 shares issued and outstanding.

Options

No options were granted during the three-month or six month periods ending November 30, 2011.

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

Reports on Form 8-K filed during the quarter ended November 30, 2011: NONE

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

Theron Resource Group
(Registrant)

Date:	January 16, 2012

BY:	/s/ Liang Kwong Lim

LIANG KWONG LIM, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors