Form 10-Q
period 2012-02-29
Theron Resource Group
filed 2012-04-16
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended FEBRUARY 29, 2012

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

Transitional Small Business Format.
Yes [   ] No [ x ]

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
February 28, 2012

	Nine Months	Nine Months
	ended	ended
	February 29, 2012	February 28, 2011	May 31, 2011
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$78	$109	$12,933
Prepaid expenses	0	0	2,750

Total Assets	78	109	15,683

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	7,913	3,380	3,500
Loan from shareholder	766	0	0
Promissory note payable	50,000	0	50,000
Interest due on promissory note payable	2,493	0	616
Due to related party	0	25,000	0

Total liabilities	61,172	28,380	54,116

Stockholders' equity
Common stock, 500,000,000 shares authorized, par value $0.001, 7,900,000 shares issued and outstanding	7,900	7,900	7,900
Additional paid-in capital	57,150	57,150	57,150
Other comprehensive loss	(222)	(222)	(222)
Deficit accumulated during the exploration stage	(125,922)	(93,099)	(103,261)
Total stockholders' equity	(61,094)	(28,271)	(38,433)

Total liabilities and stockholders' equity	$78	$109	$15,683

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

										For the period
		Three months		Three months		Nine months		Nine months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		February 29,		February 28,		February 29,		February 28,		through
		2012		2011		2012		2011		February 29, 2012

Revenues	$		$	---	$		$	---	$	---

Expenses
Acquisition of mineral property interest		---		---		---		---		4,242
Mineral property exploration		---		---		---		---		20,082
Gain (Loss) on foreign exchange		1		(1)		6		(3)		95
Professional fees		1,264		1,168		3,630		3,230		42,196
Communications expense		---		---		---		---		4,287
Office expenses		36		46		599		119		8,061
Travel and entertainment		---		---		1,775		839		10,603
Transfer agent		600		600		1,800		1,890		9,015
Interest accrued on promissory note		623				1,877				2,492
Filing fees		---		600		12,973		1,697		24,799
Other services		---		---		---		---		50

Total expenses		2,524		2,413		22,660		7,772		125,922

Net loss		$(2,524)		$(2,413)		$(22,660)		$(7,772)		$(125,922)

Basic and diluted loss per common share		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		7,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity
Common shares issued for cash	6,900,000	6,900	8,100	---	---	15,000
Contributed services	---	---	50	---	---	50
Currency exchange loss	---	---	---	(222)	---	(222)
Net loss for the period April 11, 2006 (inception) to May 31, 2007	---	---	---	---	(14,774)	(14,774)

BALANCE, MAY 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Net los for the year					(18,165)	(18,165)
BALANCE, MAY 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	---	---	50,000
Net Loss for the year	---	---	---	---	(35,834)	(35,834)
BALANCE, MAY 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net Loss for the year	---	---	---	---	(16,555)	(16,555)
BALANCE, MAY 31 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)
Net Loss for the year	---	---	---	---	(17,933)	(17,933)
BALANCE, May 31, 2011	7,900,000	7,900	57,150	(222)	(103,261)	(38,433)
Net Loss for the nine months ended February 29, 2012	---	---	---	---	(22,660)	(22,660)
BALANCE, FEBRUARY 29, 2012	7,900,000	7,900	57,150	(222)	(125,922)	(61,094)

See accompanying  notes to financial  statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

										For the period
		Three months		Three months		Nine months		Nine months		April 11, 2006
		ended		ended		ended		ended		(date of inception)
		February 29,		February 28,		February 29,		February 28,		through
		2012		2011		2012		2011		February 29, 2012

Cash flows used for operating activities
Net loss		$(2,524)		$(2,413)		$(22,660)		$(7,772)		$(125,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services		0		0		0		0		50
Other comprehensive loss		0		0		0		0		(222)
Changes in operating assets and liabilities
( Increase) decrease in prepaid expenses		0		0		2,750		0		0
Increase in interest accrued on promissory note		623				1,877		0		2,493
Increase (decrease) in accounts payable & accrued liabilities		1,864		2,155		4,412		(1,119)		7,913

Cash flows used for operating activities		(37)		(258)		(13,621)		(8,891)		(115,688)

Cash flows from financing activities
Promissory note payable		0		0		0		0		50,000
Advances (payments) from (to) related party		0		0		0		7,000		0
Advances (repayments) from (to) shareholder		0		0		766		0		766
Proceeds from issuance of common stock		0		0		0		0		65,000

Cash flows from financing activities		0		0		766		7,000		115,766

Increase in cash and cash equivalents		(37)		(258)		(12,855)		(1,891)		78

Cash and cash equivalents - Beginning of period		115		367		12,933		2,000		0

Cash and cash equivalents - End of period		$78		$109		$78		$109		$78

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---	$	---	$	---
Income taxes paid		---		---		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

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

Theron is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. We are devoting our resources to establishing the new business of which only the first phase of exploration has been completed and on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception), to February 29, 2012.

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

Theron’s financial statements at February 29, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred a loss of $22,660 for the nine month period ended February 29, 2012, and a loss of $125,922 for the period from April 11, 2006 ( inception), through February 29, 2012. In addition, the Company has not generated any revenues and no revenues are anticipated until we begin removing and selling gold; there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to our ability to continue as a going concern.

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
FEBRUARY 29, 2012

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

As of February 29, 2012, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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
FEBRUARY 29, 2012

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling $125,922 as of February 29, 2012, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the nine-month period ended February 29, 2012, and for the period April 11, 2006 (inception), through February 29, 2012, there were no potential dilutive securities.

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
FEBRUARY 29, 2012

Note 3 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic “Share-Based Payment” and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any new employee options and no options were cancelled or exercised during the quarter period ended February 29, 2012. As of February 29, 2012, there were no options outstanding.

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

Start-up expenses

Theron adopted ASC Topic “Reporting the Costs of Start-up Activities” which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in general and administrative expenses for the period from April 11, 2006 (inception), through February 29, 2012.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

Note 3 – Summary of Significant Accounting Policies (continued)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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
FEBRUARY 29, 2012

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

Activity for the period June 1, 2011 to February 29, 2012
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
FEBRUARY 29, 2012

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

Note 7 - Notes payable

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest is due on March 3, 2012; as of the date of this report no demand has been for repayment and we continue to accrue interest payable against the note. The funds were used to repay all outstanding shareholder loans and accounts payable and to provide working capital through February 29, 2012. During the quarter ended February 29, 2012, the Company accrued $623 in interest payable under the note.

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

Note 8 – Commitments

Under the terms of the Option to Purchase and Royalty Agreement, Theron must incur exploration expenditures on the George claims in the minimum amount of $20,000 by November 30, 2008, (paid) and an additional $40,000 by November 30, 2009, which has not been carried out due to the late receipt of an engineering report. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We received an engineering report on the first phase project on July 15, 2010, and have spent some time reviewing it and its implications before determining future actions; we are currently seeking the funding required to carry out. The Vendor has verbally agreed not to terminate the option agreement until at least two years after the receipt of the engineering report on the phase I exploration work carried out in mid 2009; i.e., the Vendor will not terminate the agreement prior to July 15, 2012.

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 29, 2012, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K.

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

The phase I exploration program on the George property was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological report and cost $20,000. The Assessment Report on the work carried out on the Claims was received on July 15, 2010, and called for a Phase II work program which will cost an estimated $155,000. We continue seeking financing for moving forward with the project; no decisions have yet been made and no expressions of interest in assisting with the financing have been received to date; at this juncture, we are not optimistic. In the interim, we are seeking other properties and projects of merit that may be easier to finance.

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

Results of Operations

Theron was incorporated on April 11, 2006; comparative periods for the three- and nine-month periods ended February 29, 2012, February 28, 2011, and April 11, 2006 (inception), through February 29, 2012, are presented in the following discussion.

Since inception, we have used our common stock and promissory notes or advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on April 11, 2006, to February 29, 2012, was $115,766 ($65,000 as a result of proceeds received from sales of our common stock, $50,000 under the terms of a promissory note with an arms-length party and a loan of $766 from a shareholder.

The Corporation did not generate any revenues from operations for the quarter ended February 29, 2012. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended February 29, 2012,was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters and nine month periods ended February 29, 2012 and 2010, was nil ($0); $65,000 was received for the period from inception on April 11, 2006, through to and including February 29, 2012. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three mo.	Three mo.	Six mo.	Six mo.	Apr 11, 2006
	ended	ended	ended	ended	(inception)
	Feb. 29,	Feb. 28,	Nov. 30,	Nov. 30,	through
	2012	2011	2011	2010	Nov. 30 2011
Expense Item
Acquisition of mineral property interest	---	---	---	---	4,242
Mineral property exploration	---	---	---	---	20,082
Loss (gain) on foreign exchange	1	(1)	6	(3)	95
Professional fees	1,264	1,168	3,630	3,230	42,196
Communications expense	---	---	---	---	4,287
Office expenses	36	46	599	119	8,061
Travel and entertainment	---	---	1,775	839	10,603
Transfer agent	600	600	1,800	1,890	9,015
Interest expenses on promissory note	623	---	1,877	---	2,492
Filing fees	---	600	12,973	1,697	24,799
Other services	---	---	---	---	50

Total expenses	2,524	2,413	22,660	7,772	125,922

SUMMARY – Total expenses for the quarter ended February 29, 2012, amounted to $2,524 while $2,413 was spent in the similar period ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $22,660 and $7,772 respectively. A total of $125,922 in expenses has been incurred since inception on April 11, 2006, through February 29, 2012. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarters under review nor for the nine month periods ended February 29, 2012, and February 28, 2011. From April 11, 2006 (inception), through February 29, 2012, Theron has spent a total of $4,242 on mineral property acquisition expenses. This cost category will vary depending on our acquisition or disposition activities.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred in the quarters under review or the nine month periods ended February 29, 2012, or February 28, 2011. From April 11, 2006 (inception), through February 29, 2012, we have spent $20,082 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts.

LOSSS ON FOREIGN EXCHANAGE: We lost $1 in foreign exchange transactions for the quarter ended February 29, 2012, and gained $1 in the similar period ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were a loss of $6 and a gain of $3 respectively. From April 11, 2006 (inception), through February 29, 2012, a total of $95 has been lost on foreign exchange.

PROFESSIONAL FEES: $1,264 in professional fees were incurred for the quarter ended February 29, 2012, while $1,168 was spent in the similar period ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $3,630 and $3,230 respectively. From inception to April 11, 2006, we have incurred $42,196 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

COMMUNICATIONS EXPENSES: $0 in communications costs were incurred in the three- and none-month periods ended on February 29, 2012, and 2011. From April 11, 2006 (inception), through February 29, 2012, $4,287 has been spent on communication costs.

OFFICE EXPENSES: $36 was expended on the office for the quarter ended February 29, 2012, while $46 was spent in the similar period ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $599 and $119 respectively. From April 11, 2006 (inception), through February 29, 2012, a total of $8,061 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $0 (nil) in travel, entertainment or meal expenses were incurred for the quarters ended February 29, 2012, and February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $1,775 and $839 respectively. For the period April 11, 2006 (inception), through February 29, 2012, a total of $10,603 has been spent on this category.

INTEREST EXPENSE ON PROMISSORY NOTE: We accrued $623 in interest expenses on the promissory note payable for the quarter ended February 29, 2012, and $0 (nil) in the similar period ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $1,877 and $0 (nil) respectively. From April 11, 2006 (inception), through February 29, 2012, a total of $2,492 has been accrued for future payment of the interest expense due to the costs of promissory notes

FILING FEES: $0 (nil) in filing fee expenses were incurred for the quarter ended February 29, 2012, and $600 was spent in the quarter ended February 28, 2011. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $12,973 and $1,697 respectively. For the period April 11, 2006 (inception), through February 29, 2012, Theron has spent $24,799 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies. The reason for the large increase in the nine months under review was the added expense of filings to the B.C. Securities Commission which has deemed the Corporation to be a reporting issuer in the Province of British Columbia.

TRANSFER AGENT FEES: We spent $600 in transfer agent fees and related costs during the first quarter and $600 in the similar period in 2009. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $1,800 and $1,890 respectively. From April 11, 2006 (inception), through February 29, 2012, we have spent $9,015 on transfer agent expenses. These costs will vary depending on our share issuances.

COMPENSATION: No compensation costs were incurred for the quarters or nine month periods ended February 29, 2012, or February 28, 2011, and no compensation costs have been incurred since inception.

CONTRIBUTED EXPENSES (OTHER EXPENSES): No contributed expenses were incurred for the quarters or nine month periods ended February 29, 2012, or February 28, 2011. A total of $50 has been expensed in the period from inception on April 11, 2006, to February 29, 2012. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarters and nine month periods ended February 29, 2012 and February 28, 2011. From April 11, 2006 (inception), through February 29, 2012, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended February 29, 2012, $37 in net cash was used and for the similar period ended on February 28, 2011, the amount was $258. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were $13,620 and $8,891 respectively. We have used $115,688 in net cash from inception on April 11, 2006, to February 29, 2012.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2012 or from the date of inception.

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

Plan of Operation

As of February 29, 2012, we had a deficit of $61,094 in unallocated working capital.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 – 2013. Management projects that we will require a total of up to $250,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	155,000
Repay promissory note	50,000
Working Capital	45,000

Total	$300,000

As at February 29, 2012, we had a working capital deficit of $61,094. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on February 29, 2012, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers and directors to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006, to February 29, 2012, was $115,766 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs), a $50,000 promissory note through an unrelated party and a loan of $766 from a shareholder. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of 3 placees. During May, 2009 $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of February 29, 2012, our total assets, consisting entirely of cash, amounted to $78 and total liabilities were $61,172. Working capital stood at negative $61,094.

For the three months ended February 29, 2012, the net loss was $2,524 ($0.00 per share) as compared to a loss of $2,413 ($0.00 per share) for the similar period last year. For the nine month periods ended February 29, 2012, and February 28, 2011, the comparative values were a loss of $22,660 ($0.00 per share) and $7,772 ($0.00 per share) respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at February 29, 2012, and at February 28, 2011. The net loss from inception to February 29, 2012, is $125,922.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 29, 2012. Although inflation is moderately higher than it was during 2010-2011, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended February 29, 2012, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to February 29, 2012, was $115,766 as a result of proceeds received from sales of our common stock, a promissory note arranged through an unrelated party and a small loan from a shareholder. During that same period, the following indicates how the proceeds have been spent to date:

Acquisition of Mineral Property Interest	$4,242
Exploration of Mineral Property – advance	20,082
Loss on Currency Exchange	95
Professional Fees	42,195
Communications Expenses	4,287
Office Expenses	8,061
Travel, Entertainment and Meals	10,603
Interest expense on promissory note	2,492
Filing Fees	24,799
Transfer Agent Fees	9,015

Total Use of Proceeds to February 29, 2012	$124,872

Common Stock

During the quarter ended February 29, 2012, no shares of common stock were issued. As of February 29, 2012, and the date of this periodic report, there were 7,900,000 shares issued and outstanding.

Options

No options were granted during the three or nine month periods ending February 29, 2012.

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

Reports on Form 8-K filed during the quarter ended February 29, 2012: NONE

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

Date: April 13, 2012

BY:	/s/ Liang Kwong Lim

LIANG KWONG LIM, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors