Form 10-K
period 2012-05-31
Theron Resource Group
filed 2012-07-31
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended MAY 31, 2012

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

  Form 10-K for the fiscal year ended May 31, 2011, and dated August 29, 2011, including audited financial statements to May 31, 2011;
  Def Form 14A – information circular dated November 1, 2011 including annual report to the shareholders and proxy information for the Annual General Meeting held on November 25, 2011.

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

The phase I exploration program on the George property commenced on April 30, 2009, and was completed on June 04, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological and engineering report on the project. Our portion of the phase I geological exploration program on the property cost $20,000 which is a reflection of local costs for the specified type of work. The Assessment Report on the work carried out on the Claims was received on July 25, 2011,and called for a Phase II work program which will cost an estimated $155,000. We are currently seeking financing for moving forward with the project; no decisions have yet been made and no expressions of interest in assisting with the financing have been received to this date. The Vendor has agreed not to terminate the option agreement prior to August 31, 2012.

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

We were incorporated on April 11, 2006. Although we have started our proposed business and have completed the first phase of exploration of our optioned mineral project, we have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $143,017. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to find a profitable exploration property, to generate revenues and to reduce exploration costs.

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

Under the terms of an option agreement, Theron has the right to acquire the title to the claims upon incurring exploration expenses on the claims of a minimum of $20,000 by August 31, 2010, (paid) incurring additional exploration expenses in the amount of $40,000 by August 31, 2011, and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2013. Failure by Theron to make any of the payments or failure to incur the required exploration expenses will result in the loss of the option to acquire the claims in which case Theron will have to cease operations. The dates of these obligations have been extended by the vendor as the result of the late receipt of the phase I report and the issues of obtaining sufficient capital to carry out the recommended phase II program.

5. Management will devote only a limited amount of time to Theron’s business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business, plus which management lacks formal training in mineral exploration.

Because Liang Kwong Lim, our President and CEO, will be devoting only approximately 6 hours per week to our business plans, our business may suffer. As a result, exploration of the property may be periodically interrupted or suspended. Interruptions to, or suspension of, exploration may cause us to cease operations. Mr. Liang has no professional accreditation or formal training in the business of exploration and is not familiar with mineral exploration in Canada or the United States. With no direct training, familiarity or experience in these areas our management may not be fully aware of many of the specific requirements related to working within this industry. Decisions so made without this knowledge may not take into account standard engineering management approaches that experienced exploration corporations commonly make. Consequently, our business, earnings and ultimate financial success could suffer irreparable harm as a result of management’s lack of experience in the industry. Thus, we will retain such technical experts as are required to provide professional and technical guidance.

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

We hold an option on a gold exploration and mining property known as the George claims containing six mineral claim blocks in south-western B. C. We entered into an Option To Purchase And Royalty Agreement with the late Bryan Livgard, the beneficial owner of the claims, an arms-length B.C. resident, to acquire the claims by making certain expenditures and carrying out certain exploration work. The reader is referred to Item 7 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on page 8 for greater detail on the property as well as current and planned operations for the claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our last annual general meeting was held on November 25, 2011, at which time stockholders approved the following actions:

  received and approved the financial statements of the Corporation for its financial year ended May 31, 2011, together with the report of the independent auditors thereon;
  fixed the number of directors at one for the coming year;
  elected a director, Liang Kwong Lim, to serve until the next annual general meeting of shareholders or until his successor(s) is/are elected or appointed;
  ratified the appointment of Gruber & Associates, L.L.C., as independent auditors of the Corporation for the financial year ended May 31, 2012.

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

Month Ended	High Bid	Low Bid
February 28, 2010	$1.00	$0.90
May 31, 2010	$0.91	$0.91
August 31, 2010	$0.91	$0.91
November 30, 2010	$0.91	$0.91
February 29, 2011	$0.91	$0.91
May 31, 2011	$0.91	$0.91
August 31, 2011	$0.91	$0.91
November 30, 2011	$0.91	$0.91
February 29, 2012	$0.91	$0.91
May 31, 2012	$0.91	$0.91

As of the date of this report, we had 50 shareholders of record whose shares are held in street or nominee names. There are 7,900,000 shares outstanding.

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

d)	Theron will pay to Livgard an annual royalty equal to three percent (3%) of NSR; and

The dates of each of b), c) and d) above were extended by 24 months as the result of the late receipt of the engineering report on phase I and the challenges of raising the capital required to carry out the recommended phase II exploration program.

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

To date we have advanced $20,000 for the implementation of phase I of the planned exploration program of which the field work has been completed; the final engineering was received in late July, 2011. We have not spent any money on research and development activities. Information regarding the property was presented to Mr. Liang for review without any contractual obligations.

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

Evaluation and conclusions – Phase I exploration program

The exploration in 2008 and 2011 and that discussed in the report consisted of further stream silt sampling, two grids of soil sampling, rock sampling and geological examination. The soil and rock sampling on the north part of the claims outlined anomalous soil in copper and values of gold and copper in narrow stringers. Exploration in 2008 consisted of a bark sample with analysis for halogen gasses in an attempt to reach response from mineralization at depth. Soil sampling south of the initial survey was carried out without any positive results. Some geology and further rock sampling was also done.

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

The estimated costs of the above recommendations are as follows:

Consultant	$ 3,500
Geologist and assistant	$ 28,000
Accommodation & meals & travel	$ 10,400
Excavator	$ 18,000
Diamond drilling – 750 meters	$ 90,000
Assaying of split core	$ 6,000
Report and maps	$ 5,000
Sub-total	$140,900
Contingency 10%	$ 14,100
Total	$155,000

Phase II will not be carried out until 2012 or 2013; the estimate is based on local costs for this type of work.

Results of Operations

	Year Ended May 31
	2012	2011
Revenue	$0	$0
Operating Expenses	39,756	17,933
Net Profit (Loss)	$(39,756)	$(17,933)

COMMON SHARES: Since inception we have used common stock, an advance from a related party and a promissory note from an unrelated party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2012, was $13,000 as the result of the receipt of $13,000 in the form of a non-interest bearing loan from an unrelated party, a shareholder. In the fiscal year ended May 31, 2011, cash flows form financing activity was $32,000 as the result of the receipt of $50,000 in the form of a promissory note and the repayment of $18,000 previously loaned from a related party. Net cash provided by financing activities from inception on April 11, 2006 was $128,000 ($65,000 as proceeds received from sales of our common stock, $50,000 as a note payable and an advance from a shareholder).

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2012, and 2011 are outlined in the table below:

	Year Ended May 31
	2012	2011
Mineral property exploration	$0	$0
Gain / (loss) on foreign exchange	7	(3)
Professional fees	6,881	6,885
Communications expenses	2,597	482
Office expenses	3,394	2,022
Travel and entertainment	4,370	2,254
Filing fees	17,600	3,187
Transfer agent services	2,400	2,490
Interest on promissory notes payable	2,507	616

	Year Ended May 31
	2012	2011
Contributed services	0	0
TOTAL	$39,756	$17,933

During the year ended May 31, 2012, Theron incurred operating expenses of $39,756 as compared to $17,933 for the similar period last year and a total of $143,017 for the period from inception on April 11, 2006, to May 31, 2012.

The costs incurred can be further subdivided into the following categories.

ACQUISITION OF MINERAL PROPERTY INTEREST: Theron did not incur mineral property acquisition costs for the fiscal year ended on May 31, 2012, or for the previous fiscal year. From inception to May 31, 2012 we have incurred $4,242 in such costs. This expense category will vary depending on mineral interest acquisition activities.

MINERAL PROPERTY EXPLORATION: We did not incur mineral property exploration costs for the fiscal year ended on May 31, 2012, or for the previous fiscal year. From inception to May 31, 2012, we have incurred $20,082 in such costs which will vary depending on our future exploration activities.

GAIN (LOSS) ON FOREIGN EXCHANGE: Our exploration and acquisition costs and certain expenses have been incurred in Canadian Dollars. $7 was lost on the exchange of USD to CAD in the fiscal year under review while a gain of $3 was recorded for the period ended May 31, 2011. For the period April 11, 2006, (inception) through May 31, 2012, Theron has lost a total of $97 on foreign exchange transactions. Gains or losses are subject to fluctuations in the exchange rate between the Canadian and U.S. Dollar and are, largely, unpredictable.

PROFESSIONAL FEES: Theron incurred $6,881 in professional fees for the fiscal year ended on May 31, 2012, as compared to $6,885 for the previous fiscal year. From inception to May 31, 2012, we have incurred $45,446 in professional fees mainly spent on legal and accounting matters. This expense category will vary depending on corporate capital raising activities.

COMMUNICATIONS: $2,597 in communications costs were incurred in the fiscal year under review while $482 was incurred for the period ended May 31, 2011. For the period April 11, 2006 (inception), through May 31, 2012, Theron has spent a total of $6,884 on such expenses.

OFFICE EXPENSES: $3,934 in office costs were incurred in the past year. By comparison, $2,022 was incurred for previous fiscal period ended May 31, 2011. From inception through May 31, 2012, a total of $10,856 has been spent on office related expenses.

TRAVEL AND ENTERTAINMENT COSTS: $4,370 in travel and entertainment expenses were incurred in fiscal year under review while $2,254 was incurred for the period ended May 31, 2011. For the period April 11, 2006 (inception), through May 31, 2012, Theron has spent a total of $12,198 on travel, entertainment and related costs.

FILING FEES: We incurred $17,600 in filing costs for the year ended May 31, 2012, and $3,187 for the period ended May 31, 2011. From inception through May 31, 2011, $29,424 was recorded for various filing fees including EDGAR and other related expenses. This cost category will change depending on filing requirements with the SEC and other regulatory bodies. The reason for the large increase this year was the added expense of filings to the B.C. Securities Commission which deemed the Corporation to be a reporting issuer in the Province of British Columbia.

TRANSFER AGENT EXPENSES: $2,400 in transfer agent costs were incurred in the most recent fiscal year while $2,490 was incurred in the previous year ended on May 31, 2011. From April 11, 2006 (inception), through May 31, 2012, 976155 has been spent on transfer agent costs which in the future will cost approximately $200 per month plus new share issuance costs.

INTEREST ON PROMMISORY NOTES PAYABLE: $2,507 in interest expenses payable for the promissory note we incurred in order to pay all existing obligations and to provide for working capital while we sought out financing for phase II of the exploration property or an alternate project in which to become engaged while $616 was incurred in the previous year ended on May 31, 2011. From April 11, 2006 (inception), through May 31, 2012, $3,123 has been incurred in the interest on the promissory note payable.

CONTRIBUTED EXPENSES (OTHER SERVICES): No contributed expenses (for contributed administrative costs) were incurred for the year ended May 31, 2012, and none were incurred in the period ended May 31, 2011. For the period April 11, 2006 (inception), through May 31, 2011, a total of $50 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. The Corporation’s president contributed administrative services to the Corporation for the period to May 31, 2007. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed. See also Note 6 to the audited financial statements.

RESEARCH AND DEVELOPMENT: Theron has not incurred any expenses for research and development since inception on April 11, 2006.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2012, and none were incurred in the previous fiscal year which ended on May 31, 2011. From inception to May 31, 2012, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2011 - 2012 or from the date of inception.

At the end of the fiscal year under review, May 31, 2012, and the date of this report, Theron had 7,900,000 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital

	At May 31, 2012	At May 31, 2011
Current Assets	$92	$92
Current Liabilities	78,281	54,116
Working Capital	$(78,189)	$(38,433)

Cash Flows

	At May 31, 2012	At May 31, 2011
Net Cash Used in Operating Activities	$(25,841)	$(21,067)
Net Cash Provided by (Used In) Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	13,000	32,000
Increase (Decrease) In Cash During The Period	$(12,841)	$10,933

As of May 31, 2012, our company had a working capital deficit of $78,189.

Use of Proceeds

Net cash provided by financing activities from inception on April 11, 2006, to May 31, 2012, was $128,000 as a result of proceeds received from the sale of our common stock ($65,000), a $50,000 promissory note from an unrelated party and a loan of $13,000 from a shareholder. During that same period, the following table indicates how those proceeds have been spent to date:

Acquisition of mineral property interest	$4,242
Mineral property exploration	20,082
Loss on foreign exchange	97
Professional fees	45,446
Communications	6,884
Office expenses	10,856
Travel and entertainment expenses	13,198
Filing fees	29,424
Transfer agent	9,615
Interest payable on promissory note	3,123
Total Use of Proceeds to May 31, 2012	$142,967

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 – 2013. Management projects that we may require $300,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	155,000
Repayment of promissory note	50,000
Repayment of loan	13,000
Working Capital	82,000
Total	$350,000

As at May 31, 2012, we had a working capital deficit of $78,189. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2012.

Fair Value of Financial Instruments

ASC Topic disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments. At May 31, 2012, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

As of May 31, 2012, and the date of this report the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Earnings (Loss) per Common Share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended May 31, 2012, and for the period April 11, 2006 (date of inception), through May 31, 2012, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-11, an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-8 an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05 an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

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

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2011-09”) which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations. See note 9 of the financial statements for events occurring subsequent to May 31, 2012.

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2011-06, “Improving Disclosures about Fair Value Measurements” which amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

There are no other new accounting pronouncements adopted or enacted during the twelve months ended May 31, 2012, that had, or are expected to have, a material impact on our financial statements.

ITEM 7A. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm by Gruber & Company, CPAs, PLLC, for the audited financial statements for the year ended May 31, 2012, is included herein immediately preceding the audited financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Theron Resource Group

We have audited the balance sheet of Theron Resource Group (an exploration stage company) as of May 31, 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended May 31, 2012, and 2011 and for the period April 11, 2006 (date of inception), through May 31, 2012. Theron Resource Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as of May 31, 2012, and the results of its operations, cash flows and changes in stockholders’ equity for the years ended May 31, 2012, and 2011 and for the period April 11, 2006 (date of inception), through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ “Gruber & Company, LLC”

Gruber & Company, LLC

Lake Saint Louis, Missouri
July 27, 2012

Theron Resource Group
(an Exploration Stage Company)
Balance Sheets
May 31, 2011

	May 31, 2012	May 31, 2011
Assets

Current assets
Cash and cash equivalents	$92	$12,933
Prepaid expenses	0	2,750

Total Assets	92	15,683

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and liabilities	12,158	3,500
Promissory notes payable	50,000	50,000
Loan from shareholder	13,000	0
Interest due on promissory notes payable	3,123	616
Due to related party	0	0
Total liabilities	78,281	54,116

Common Stock subject to rescission (Note 5)	------	------

Stockholders' deficit

Common stock, 500,000,000 shares authorized, par value $0.001 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	57,150	57,150
Other comprehensive loss	(222)	(222)
Deficit accumulated during the exploration stage	(143,017)	(103,261)
Total stockholders' deficit	(78,189)	(38,433)

Total liabilities and stockholders' deficit	$92	15,683

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Operations

						For the period
						April 11, 2006
		For the		For the		(date of inception)
		year ended		year ended		through
		May 31, 2012		May 31, 2011		May 31, 2012

Revenues	$	----	$		$	----

Expenses
Acquisition of mineral property interest		----		----		4,242
Mineral property exploration		----		----		20,082
Gain on Foreign Exchange		7		(3)		97
Professional fees		6,881		6,885		45,446
Communications expense		2,597		482		6,884
Office expenses		3,394		2,022		10,856
Travel and entertainment		4,370		2,254		13,198
Filing fees		17,600		3,187		29,424
Transfer Agent		2,400		2,490		9,615
Interset on promissory notes payable		2,507		616		3,123
Other services		----		----		50

Total expenses		39,756		17,933		143,017

Net loss		$(39,756)		$(17,933)		$(143,017)

Basic and diluted loss per common share		(0.01)		(0.00)

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid-in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity
Common shares issued for cash	6,000,000	$ 6,000	$ ----	$ ----	$ ----	$ 6,000
Balance, May 31, 2006	6,000,000	6,000	----	----	----	6,000
Common shares issued for cash	900,000	900	8,100	----	----	9,000
Contributed services	----	----	50	----	----	50
Currency exchange loss	----	----	----	(222)	----	(222)
Net loss for the year	----	----	----	----	(14,774)	(14,774)
Balance, May 31, 2007	6,900,000	$6,900	$8,150	(222)	$(14,774)	$54
Net loss for the year	----	----	----	----	(18,165)	(18,165)
Balance, May 31, 2008	6,900,000	$6,900	$8,150	(222)	$(32,939)	$(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	----	----	50,000
Net loss for the year	----	----	----	----	(35,834)	(35,834)
Balance, May 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net loss for the year	----	----	----	----	(16,555)	(16,555)
Balance, May 31, 2010	7,900,000	$7,900	$57,150	(222)	$(85,328)	$(20,500)
Net loss for the year	----	----	----	----	(17,933)	(17,933)
Balance, May 31, 2011	7,900,000	$7,900	$57,150	(222)	$(103,261)	$(38,433)
Net loss for the year	----	----	----	----	(39,756)	(39,756)
Balance, May 31, 2012	7,900,000	$7,900	$57,150	(222)	$(143,017)	$(78,189)

See accompanying notes to financial statements

Theron Resource Group
(an Exploration Stage Company)
Statements of Cash Flows

						For the period
						April 11, 2006
		For the		For the		(date of inception)
		year ended		year ended		through
		May 31, 2012		May 31, 2011		May 31, 2012

Cash flows used for operating activities
Net loss		$(39,756)		$(17,933)		$(143,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Contributed services		0		0		50
Other comprehensive loss		0		0		(222)
Changes in operating assets and liabilities
Increase (decrease) in interest accrued on promissory note		2,507		616		3,123
(Increase) decrease in prepaid expenses		2,750		(2,750)		0
Increase (decrease) in accrued expenses		8,658		(1,000)		12,158

Cash flows used for operating activities		(25,841)		(21,067)		(127,908)

Cash flows from financing activities
Repayment of shareholder advances		(766)		(18,000)		(766)
Advances from shareholders		13,766		0		13,766
Issuance of promissory note payable		0		50,000		50,000
Proceeds from issuance of common stock		0		0		65,000
Proceeds from issuance of common stock, subject to rescission		0		0		0

Cash flows from financing activities		13,000		32,000		128,000

Increase in cash and cash equivalents		(12,841)		10,933		92

Cash and cash equivalents - Beginning of period		12,933		2,000		0

Cash and cash equivalents - End of period		$92		$12,933		$92

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
Paid in capital from contributed services		---		---		50

See accompanying notes to financial statements

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012

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

The Company is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic “Accounting and Reporting by Development Stage Companies”. We are devoting our resources to establishing the new business but its planned operations have not yet commenced: accordingly, no revenues have been earned during the period from April 11, 2006 (date of inception), to May 31, 2012.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

The Company’s financial statements at May 31, 2012, and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $39,756 for the year ended May 31, 2012, as compared to $17,933 in the previous fiscal year and $143,017 for the period from April 11, 2006 (date of inception), through May 31, 2012. We have not generated any revenues and no revenues are anticipated until we begin removing and selling gold; there is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
MAY 31, 2012

Note 3 – Summary of Significant Accounting Policies (continued)

As of May 31, 2012, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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
MAY 31, 2012

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $143,017 as of May 31, 2012, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended May 31, 2012, and for the period April 11, 2006 (date of inception), through May 31, 2012, there were no potential dilutive securities.

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
MAY 31, 2012

Note 3 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment” and recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended May 31, 2012. As of May 31, 2012, there were no options outstanding.

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

Start-up expenses

Theron adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 11, 2006 (date of inception), through May 31, 2012.

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

Recently issued accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2012-11, an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-8, an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012

Note 3 – Summary of Significant Accounting Policies (continued)

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material impact on our financial statements when implemented.

There are no other new accounting pronouncements adopted or enacted during the twelve months ended May 31, 2012, that had, or are expected to have, a material impact on our financial statements.

Note 4 - Notes payable

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest is due on March 3, 2012; the lender has verbally agreed not to call the loan in the near future. The funds were used to repay all outstanding shareholder loans and accounts payable and to provide working capital through May 31, 2012.

The Company shall have the right to prepay without penalty all or any part of the unpaid balance of this Promissory Note (the ''Note'') at any time. We shall not be entitled to re-borrow any prepaid amounts of the principal or other costs or charges. The entire unpaid principal amount of this Note will become immediately due and payable at the option of Holder upon any of the following (the "Acceleration Date"): (i) the Company ceases to carry on business on a regular basis or enters into an agreement to sell substantially all of its assets or an agreement whereby it merges into, consolidates with or is acquired by any other business entity; or (ii) the Company makes any assignment for the benefit of its creditors, makes any election to wind up or dissolve or becomes unable to pay its debts as they mature, insolvent or the subject of any proceeding under any bankruptcy, insolvency or debtor's relief law.

Note 5 – Common stock transactions

Activity for the period April 11, 2006 (date of inception), to May 31, 2006

On April 20, 2006, we issued 6,000,000 shares of common stock at a price of $0.001 per share to our founder for $6,000 in cash.

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012

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

Activity for the period June 1, 2011, to May 31, 2012

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

THERON RESOURCE GROUP
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012

Note 6 – Common Stock Subject to Rescission (continued)

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

As of May 31, 2012, the amount due to a related party consisting of a $13,000 advance provided for working capital purposes. The advance has no definite maturity date and does not provide for interest.

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

Note 9 – Income Taxes

Theron has losses carried forward for income tax purposes. There are no current or deferred income tax expenses for the period April 11, 2006, through May 31, 2012, due to our loss position and we have fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on the Company’s ability to generate taxable income within the net operating loss carry-forward period.

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

As of May 31, 2012, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief financial and chief executive officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2012, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of May 31, 2012, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of May 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

Name	Position Held	Age	Date First Elected
Liang Kwong Lim	Chief Executive Officer	54	September 12, 2011
	Chief Operating Officer
	Chief Financial Officer
	Director

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Mr. Liang, spent approximately 10% of his time (approximately 6 hours per week) on the affairs of Theron. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Liang Kwong Lim, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Director – Mr. Liang is a director who serves as president, chief executive officer, secretary, treasurer and chief financial officer. As such, he oversees all of the organization, planning, reporting and analyzing of the Corporation and manages all of its affairs. He. has more than twenty years executive-level experience in corporate and financial management of organizations. has held his office/position since September 12, 2011, will be spending approximately 6 hours of his time on the affairs of Theron and is expected to hold the office/position until the next annual meeting of our shareholders.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

		Number of Transactions	Failure to File
	Number of	Not Reported on a	Required
Name	Late Reports	Timely Basis	Forms
Liang Kwong Lim	1(1)	1(1)	1

(1)	Liang Kwong Lim failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Web Site

Theron maintains its Web site at “theron-resource-group.com” and has an e-mail address at “theronresourcegroup@gmail.com”.

ITEM 11. EXECUTIVE COMPENSATION

(a) General

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2012, 2011 and 2010; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2012, 2011 and 2010.

whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

	Fiscal					Options
Name and	Year			Stock	Securities	Awards (Value	Total
Principal	Ended			Awards	Underlying	of Options) ($)	Compen-
Position	May 31	Salary	Bonus	($)	Options	(5)	sation
Liang Kwong Lim – President & Director	2012	$0	$0	$0	Nil	$0	$0
Jerry R. Satchwell – President & Director	2011	$0	$0	$0	Nil	$0	$0
Jerry R. Satchwell – President & Director	2010	$0	$0	$0	Nil	$0	$0

Further, Mr. Jerry R. Satchwell was deemed to have received $50 in 2006 – 2007 from Theron for certain administrative services as contributed administrative services with a corresponding credit to additional paid-in capital. No payments were made. Otherwise, neither Mr. Liang, our senior officer and director not Mr. Satchwell, our former senior officer and director has received no compensation for his time or services rendered to Theron and there are no plans to compensate him in the near future, unless and until we begin to realize revenues and become profitable in our business. The fair market value of the 6,000,000 shares of Theron issued to Mr. Satchwell in October, 2006 for cash consideration of $6,000 and sold to Mr. Liang in September, 2011, did not exceed the $0.001 per share that he paid for the shares.

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

	Name and Address of Beneficial	Amount & Nature of	Percentage
Title of Class	Owner [1] [2] [4]	Beneficial Ownership [3]	of Class
	Liang Kwong Lim	6,000,000	75.9%
common stock	1574 Gulf Road, Number 158,	Beneficial Owner
Point Roberts, WA 98281

[1]

The person named above may be deemed to be a “parent” and “promoter” of Theron, within the meaning of such terms under the Act by virtue of his direct and indirect stock holdings. Mr. Liang is the only “promoter” of Theron Resource Group

[2]

The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

[3]	As of May 31, 2012, and the date of this report.

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

	Name and Address of	Amount & Nature of	Percentage
Title of Class	Beneficial Owner [1] [3]	Beneficial Ownership [2]	of Class
	Liang Kwong Lim	6,000,000	75.9%
common stock	1574 Gulf Road, Number 158,
Point Roberts, WA 98281
Director and officer since Sept. 12, 2011

[1]	As of May 31, 2012, and the date of this report.

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

The directors, officers and other members of management of Theron, as a group beneficially own, directly or indirectly, 6,000,000 of our common shares, representing 75.9% of the total issued and outstanding securities of Theron as of May 31, 2012, and the date of this report

There are no outstanding stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVIVES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2012, and for fiscal year ended May 31, 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2012	May 31, 2011
Audit Fees	$6,000	$6,000
Audit Related Fees	NIL	NIL
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,000	$6,000

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Qs were approximately $6,000 as compared to $6,000 for the similar period of the preceding fiscal year and for the period from inception on April 11, 2006, to May 31, 2012, the amount was approximately $30,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2011, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on April 11, 2006, to May 31, 2012, the amount was $0.

Tax Fees: The aggregate fees billed for the fiscal years ended May 31, 2012, and 2011 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on April 11, 2006, to May 31, 2012, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended May 31, 2012, and 2011 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on April 11, 2006, to May 31, 2012, the amount was approximately $0.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit No.	Description
(1)	Registration Statement
1.1	S-1 Rescission Offering Statement including audited financial statements for the fiscal year ended May 31, 2009, (incorporated by reference from our registration statement on Form S-1 filed on April 03, 2009

(10)	Material Contracts
10.1	Option To Purchase And Royalty Agreement between Theron Resource Group and Bryan Livgard (incorporated by reference from our registration statement on Form SB-2 filed on October 04, 2007)
10.2	Code Of Business Conduct & Ethics and Compliance Program (incorporated by reference from our registration statement on Form SB-2 filed on Oct. 04, 2007)

(31)	Section 302 Certification
31.1 *	Section 302 Certification - Certification of Liang Kwong Lim as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Section 302 Certification - Certification of Liang Kwong Lim as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1 *	Section 906 Certification - Certification of Liang Kwong Lim as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Section 906 Certification - Certification of Liang Kwong Lim as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERON RESOURCE GROUP
(Registrant)

By:	/s/ “Liang Kwong Lim”

Liang Kwong Lim, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: July 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Liang Kwong Lim”

Liang Kwong Lim, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: July 31, 2012