Form 10-Q
period 2012-08-31
Theron Resource Group
filed 2012-11-08
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended August 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 000-53845

THERON RESOURCE GROUP
(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Flat D-E, 24/F Dragon Centre
79 Wing Hong Street
Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 852-27425474

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [X]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
7,900,000 shares of Common Stock as of November 2, 2012.

THERON RESOURCE GROUP

Form 10-Q for the period ended August 31, 2012

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS	3

Condensed Balance Sheets as of August 31, 2012 (Unaudited) and May 31, 2012	3

Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the three months ended August 31, 2012 and 2011and from April 11, 2006 (date of inception) to August 31, 2012	4

Unaudited Condensed Statements of Cash Flows for the three months ended August 31, 2012 and 2011 and from April 11, 2006 (date of inception) to August 31, 2012	5

Unaudited Condensed Statements of Changes in Stockholders’ Deficiency for the three months ended August 31, 2012 and from April 11, 2006 (date of inception) to August 31, 2012	6

Notes to Condensed Financial Statements	7 – 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4 - CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	16

SIGNATURES	16

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	August 31,	May 31,
	2012	2012
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$24	$92
Total Assets	$24	$92

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$-	12,158
Promissory notes payable	50,000	50,000
Advances from stockholders	38,668	13,000
Interest due on promissory notes payable	3,748	3,123
Total current liabilities	92,416	78,281

Stockholders’ deficiency:
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	57,150	57,150
Accumulated other comprehensive loss	(222)	(222)
Deficit accumulated during the exploration stage	(157,220)	(143,017)
Total stockholders’ deficiency	(92,392)	(78,189)

Total liabilities and stockholders’ deficiency	$24	$92

The accompanying notes are an integral part of these unaudited financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

	Three months ended August 31,	Three months ended August 31,	From April 11, 2006 (date of inception) to August 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Expenses
Acquisition of mineral property interest	$-	$-	$4,242
Mineral property exploration	-	-	20,082
Loss on foreign exchange	-	9	97
Professional fees	7,840	1,036	53,286
Communication expenses	-	-	6,884
Office expenses	3,072	44	13,928
Travel and entertainment	1,929	-	15,127
Transfer agent	600	600	10,215
Interest expense on promissory notes	625	630	3,748
Filing fees	-	11,432	29,424
Other services	137	-	187
Total expenses	14,203	13,751	157,220

Net loss	(14,203)	(13,571)	(157,220)

Other comprehensive loss
Currency exchange loss	-	-	(222)

Comprehensive loss	$(14,203)	$(13,571)	$(157,442)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares used in per share calculations	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Three months ended August 31,	Three months ended August 31,	From April 11, 2006 (date of inception) to August 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used for operating activities
Net loss	$(14,203)	$(13,751)	$(157,220)

Adjustments to reconcile net loss to net cash used for operating activities
Contributed services	-	-	50
Other comprehensive loss	-	-	(222)

Changes in operating assets and liabilities
Increase in interest accrued on promissory notes payable	625	630	3,748
Decrease in prepared expenses	-	2,750	-
(Decrease) increase in accounts payable and accrued liabilities	(12,158)	1,300	-
Cash flows used for operating activities	(25,736)	(9,071)	(153,644)

Cash flows from financing activities
Repayment of shareholders’ advances	-	-	(766)
Advances from shareholders	25,668	-	39,434
Issuance of promissory notes	-	-	50,000
Proceeds from issuance of common stock	-	-	65,000
Cash flows from financing activities	25,668	-	153,668

(Decrease) increase in cash and cash equivalents	(68)	(9,071)	24
Cash and cash equivalents – Beginning of period	92	12,933	-
Cash and cash equivalents – End of period	$24	$3,862	$24

Supplementary information
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$-	$50

The accompanying notes are an integral part of these unaudited financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Expressed in U.S. dollars)

					Deficit
					accumulate
	Common		Additional	Other	during the	Total
	stock	Common	paid-in	comprehensive	exploration	stockholders’
	outstanding	stock	capital	loss	stage	deficit
Balance, April 11, 2006 (inception)	$-	$-	$-	$-	$-	$-
Common shares issued for cash	6,000,000	6,000	-	-	-	6,000
Balance, May 31, 2006	6,000,000	6,000	-	-	-	6,000
Common shares issued for cash	900,000	900	8,100	-	-	9,000
Contributed services	-	-	50	-	-	50
Currency exchange loss	-	-	-	(222)	-	(222)
Net loss for the year	-	-	-	-	(14,774)	(14,774)
Balance, May 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Net loss for the year	-	-	-	-	(18,165)	(18,165)
Balance, May 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	-	-	50,000
Net loss for the year	-	-	-	-	(35,834)	(35,834)
Balance, May 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net loss for the year	-	-	-	-	(16,555)	(16,555)
Balance, May 31, 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)
Net loss for the year	-	-	-	-	(17,933)	(17,933)
Balance, May 31, 2011	7,900,000	7,900	57,150	(222)	(103,261)	(38,433)
Net loss for the year	-	-	-	-	(39,756)	(39,756)
Balance, May 31, 2012	7,900,000	7,900	57,150	(222)	(143,017)	(78,189)
Net loss for the three months ended August 31, 2012	-	-	-	-	(14,203)	(14,203)
Balance, August 31, 2012 (unaudited)	7,900,000	7,900	57,150	(222)	(157,220)	(92,392)

The accompanying notes are an integral part of these unaudited financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2012
(Unaudited)

Note 1 – Nature of Operations

Theron Resource Group (the “Company”, “Theron”, or “THRO”) was incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. Our new business plan anticipates purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

Theron is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic 915 “Accounting and Reporting by Development Stage Companies.” We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) to August 31, 2012.

Note 2 – Basis of Presentation and Going Concern

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed with the SEC. The results of operations for interim periods are not necessarily indicative of the results expected for a full year or for any future period.

Going Concern

The Company’s financial statements at August 31, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred a loss of $14,203 for the three months period ended August 31, 2012, and a loss of $157,220 for the period from April 11, 2006 (date of inception) to August 31, 2012. The Company has not generated any revenues. These conditions raise substantial doubt as to our ability to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. If we require additional cash and can’t raise it, we will either have to suspend operations or cease business entirely.

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

Fair value of financial instruments and derivative financial instruments

Accounting Standards Codification (“ASC”) Topic "Disclosures About Fair Value of Financial Instruments" define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totaling $157,220 as of August 31, 2012, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic "Earnings per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. For the three-month period ended August 31, 2012, and for the period from April 11, 2006 (date of inception) to August 31, 2012, there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit.

Impairment or Disposal of Long-Lived Assets

In August 2001, ASC Topic "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued and clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic "Share-Based Payment" and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any new employee options and no options were cancelled or exercised during the quarter period ended August 31, 2012. As of August 31, 2012, there were no options outstanding.

Recently Issued Accounting Pronouncements

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

Note 4 – Common stock transactions

Activity for the period from April 11, 2006 (date of inception) to May 31, 2006

On April 20, 2006, we issued 6,000,000 shares of common stock at a price of $0.001 per share to our founder, Jerry Satchwell, for $6,000 in cash.

Activity for the period from June 1, 2006 to May 31, 2007

On November 30, 2006, we issued 900,000 shares at a price of $0.01 per share for cash of $9,000 in connection with a private placement offering.

Activity for the period from June 1, 2007 to May 31, 2008

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500 for the issuance of 1,000,000 shares of common stock subscribed for at a price of $0.05 per share pursuant to our SB-2 registration statement dated October 11, 2007, and three selling shareholders resold 900,000 shares between December 23, 2007 and May 31, 2008. All of the 1,900,000 shares so issued or resold were issued or resold prior to the declaration of an effective date for the SB-2 registration statement under our mistaken assumption that it had become effective through the passage of time.

As a result, we made a rescission offering to the subscribers and the selling stockholders to refund their monies with interest if so requested under an S-1 Rescission Offering registration statement. These shares of common stock were subject to rescission by the stockholder because of our failure to comply with securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders’ deficiency in a company’s balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders; deficiency. The S-1 was effective on April 13, 2009.

Accounting Series Release (“ASR”) No. 268 and Emergent Issues Task Force (EITF”) Topic D-98 require that the stock subject to rescission or redemption requirements outside the control of any entity to be classified outside of permanent equity. The exercise of the rescission right is at the holders’ direction, but exercise of that right may depend in part on the fair value of the entity’s common stock, which is outside of the entity’s and the holders’ control. As a result, common stock subject to rescission was classified as temporary equity.

Activity for the period from June 1, 2008 to May 31, 2009

Received $8,500 from the common stock subscriptions receivable at March 31, 2008.

Change in control

On August 23, 2012, Horizon Investment Club (Horizon), a Chinese investment club that purchases interests in securities and other businesses for members, purchased 6 million shares of the Company’s common stock from its existing majority stockholder for $280,000 or $0.047/share representing approximately 76% of the Company’s issued and outstanding shares.

Note 5 – Common Stock Subject to Rescission

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500 for 1,000,000 common shares at a price of $0.05 per share subscribed for under the Company's SB-2. In addition, between December, 2007 and May, 2008, the selling shareholders as indicated in the SB-2 offering sold 900,000 shares to three new shareholders. All of the 1,900,000 shares issued or resold were sold prior to the declaration of an effective date for our SB-2 registration statement filed on October 5, 2007, under our mistaken assumption that the registration statement had become effective through the passage of time. All of the subscribers were informed of the situation.

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

Note 6 – Related party transactions

Former officers contributed administrative services to the Company for most periods to May 31, 2008. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such efforts, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding entry to additional paid-in capital.

In April 2006 we issued a total of 6,000,000 shares of restricted common stock to our former director, Jerry Satchwell, for $6,000 ($0.001 per share) as founder shares. (Note 4).

The loans from shareholders as of August 31, 2012 were $38,668, representing advances provided for working capital purposes. These advances are unsecured, due on demand, and non-interest bearing.

Note 7 – Notes payable

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest was due on March 3, 2012; the lender has verbally agreed not to call the loan in the near future. The funds were used to repay all outstanding shareholder loans and accounts payable and to provide working capital through August 31, 2011. During the quarter ended August 31, 2012, the Company accrued $625 in interest payable under the note.

Note 8 – Commitments

On February 21, 2007, the Company optioned a property containing nine mineral claim blocks in southwestern B.C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner, to acquire the claims by making certain expenditures and carrying out certain exploration work in accordance with the terms of the agreement. Under the terms of an Option to Purchase and Royalty Agreement, Theron agreed to incur exploration expenditures on certain mining claims in the minimum amount of $20,000 by August 31, 2008 (paid), and an additional $40,000 by August 31, 2009, which has not been paid, and has not been carried out to date due to the late receipt of an engineering report. In the event that the results of the development phases are unfavorable, the Company will terminate the option and will not be obligated to make any subsequent payments. We received an engineering report on the first phase project on July 15, 2010, and have spent some time reviewing it and its implications before determining future actions.

Upon exercise of the option, which we do not intend to exercise, we are required to pay, commencing May 31, 2013, sum of $25,000 per annum, as prepayment of the net smelter royalty.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements stated or implied by these statements.

As used in this quarterly report, the terms “we,” “us,” “our,” and “Theron” mean Theron Resource Group, unless otherwise indicated.

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

Theron is an exploration stage corporation. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. If we decide to exercise the claim under option, further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined. We currently do not intend to exercise the option on the claim.

The following analysis of the results of operations and financial condition of the corporation for the period ending August 31, 2012, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended May 31, 2012.

Overview

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Flat D-E, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone 852-27425474. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage corporation and our new business plan anticipates purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

On February 21, 2007, we optioned a property containing nine mineral claim blocks in southwestern B. C. by entering into an Option To Purchase And Royalty Agreement with Bryan Livgard, the beneficial owner, to acquire the claims by making certain expenditures and carrying out certain exploration work in accordance with the terms of the agreement.

The phase I exploration program on the George property was completed on June 4, 2009, under the supervision of Egil Livgard, P. Eng., the author of the initial geological report and cost $20,000. The Assessment Report on the work carried out on the Claims was received on July 15, 2010, and called for a Phase II work program which will cost an estimated $155,000. We have been seeking financing for moving forward with the project; no decisions have yet been made and no expressions of interest in assisting with the financing have been received to date; at this juncture, we are not optimistic. In the interim, we have revised our business plan to one of purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

The reader of this periodic report is directed to our Form 10-K Report for May 31, 2012, filed with the SEC on July 31, 2012, for further discussion of our operations.

Employees

At present, we have no employees, other than Mr. Tsang, our officer and director. He does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Offices

Our offices are located at Flat D-E, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong and are provided to us by Horizon Investment Club, without charge, but such arrangement may be cancelled at anytime without notice.

RESULTS OF OPERATIONS

Theron was incorporated on April 11, 2006. Comparative periods for the three months ended August 31, 2012, August 31, 2011, and April 11, 2006 (date of inception) to August 31, 2012, are presented in the following discussion.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2012. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2012 was $0 and $0 for the same period in the previous fiscal year.

EXPENSES

			From April 11,
	Three months	Three months	2006 (date of
	ended	ended	inception) to
	August 31,	August 31,	August 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Expenses
Acquisition of mineral property interest	$-	$-	$4,242
Mineral property exploration	-	-	20,082
Loss on foreign exchange	-	9	97
Professional fees	7,840	1,036	53,286
Communication expenses	-	-	6,884
Office expenses	3,072	44	13,928
Travel and entertainment	1,929	-	15,127
Transfer agent	600	600	10,215
Interest expense on promissory notes	625	630	3,748
Filing fees	-	11,432	29,424
Other services	137	-	187
Total expenses	$14,203	$13,751	$157,220

SUMMARY – Total expenses for the quarter ended August 31, 2012, amounted to $14,203 while $13,751 was spent in the similar period ended August 31, 2011. A total of $157,220 in expenses has been incurred since inception on April 11, 2006, through August 31, 2012. The costs can be subdivided into the following categories which have varied from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarters under review. From April 11, 2006 (date of inception) to August 31, 2012, Theron has spent a total of $4,242 on mineral property acquisition expenses. We do not intend to incur this type of expenditure in the future due to the fact that we changed our business plan to pursue acquisitions in the gaming industry.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred in the quarters under review. From April 11, 2006 (date of inception) to August 31, 2012, we have spent $20,082 on mineral exploration expenses. We do not intend to incur this type of expenditure in the future due to the fact that we changed our business plan to pursue acquisitions in the gaming industry.

PROFESSIONAL FEES: $7,840 in professional fees were incurred for the quarter ended August, 2012, while $1,036 was spent in the similar period ended August 31, 2011. From inception on April 11, 2006, we have incurred $53,286 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Company.

COMMUNICATIONS EXPENSES: $0(nil) in communications costs were incurred in the three-month periods ended on August 31, 2012, and 2011. From April 11, 2006 (date of inception) to August 31, 2012, $6,884 has been spent on communication costs.

OFFICE EXPENSES: $3,072 was expended on the office for the quarter ended August 31, 2012, while $44 was spent in the similar period ended August 31, 2011. From April 11, 2006 (date of inception) to August 31, 2012, a total of $13,928 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $1,929 in travel, entertainment or meal expenses were incurred for the quarters ended August 31, 2012, while $0(nil) was spent in the similar period ended August 31, 2011. For the period from April 11, 2006 (date of inception) to August 31, 2012, a total of $15,127 has been spent on this category.

INTEREST EXPENSE ON PROMISSORY NOTE: We accrued $625 in interest expenses on the promissory note payable for the quarter ended August 31, 2012, and $630 in the similar period ended August 31, 2011. From April 11, 2006 (date of inception) to August 31, 2012, a total of $3,748 has been accrued for future payment of the interest expense due to the costs of promissory notes

FILING FEES: $0 (nil) in filing fee expenses were incurred for the quarter ended August 31, 2012, and $11,432 was spent in the quarter ended August 31, 2011. For the period from April 11, 2006 (date of inception) to August 31, 2012, Theron has spent $29,424 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

TRANSFER AGENT FEES: We spent $600 in transfer agent fees and related costs during the first quarter and $600 in the similar period in 2011. From April 11, 2006 (date of inception) to August 31, 2012, we have spent $10,215 on transfer agent expenses. These costs will vary depending on our share issuances.

CONTRIBUTED EXPENSES (OTHER EXPENSES): No contributed expenses were incurred for the quarters ended August 31, 2012 and 2011. A total of $50 has been expensed in the period from inception on April 11, 2006 to August 31, 2012. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $137 in other costs have been expensed for the quarter ended August 31, 2012 and $0 (nil) has been incurred in the similar period ended August 31, 2011. From April 11, 2006 (date of inception) to August 31, 2012, we have expended $187 ($50 of which represents contributed expense) on other or miscellaneous expenses or services.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2012 or from the date of inception.

NET LOSS: For the three months ended August 31, 2012, the net loss was $14,203 ($0.00 per share) as compared to a loss of $13,751 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at August 31, 2012, and at August 31, 2011. The net loss from inception to August 31, 2012 is $157,220.

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

PLAN OF OPERATION

As of August 31, 2012, we had a stockholders’ deficiency of $92,392.

Our new business plan is one of purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar. We do not intend to proceed with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver.

Historically, our revenues have not been sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 – 2013.

The working capital requirements of the new business may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination, as appropriate.

As at August 31, 2012, we had a working capital deficit of $92,392.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the last quarter on August 31, 2012, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers, directors and shareholders to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to August 31, 2012 was $153,668 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs), a $50,000 promissory note through an unrelated party and net advances of $38,668 from shareholders. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of three placees. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of August 31, 2012, our total assets, consisting entirely of cash, amounted to $24 and total liabilities were $92,416. Working capital stood at negative $92,392.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended August 31, 2012, $25,736 in net cash was used and for the similar period ended on August 31, 2011, the amount was $9,071. We have used $153,644 in net cash from inception on April 11, 2006 to August 31, 2012.

COMMON STOCK –Net cash provided by equity financing activities during the quarters ended August 31, 2012 and 2011 was nil ($0); $65,000 was received for the period from inception on April 11, 2006, through to and including August 31, 2012. No options or warrants were issued to issue shares at a later date in the most recent quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended August 31, 2012, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

* In accordance with rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERON RESOURCE GROUP

Date: November 8, 2012

	BY:	/s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)