Form 10-Q/A
period 2012-08-31
Theron Resource Group
filed 2013-01-15
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended August 31, 2012, filed with the Securities and Exchange Commission on November 8, 2012 ("Form 10-Q) is solely to furnish Exhibit 101 to Form 10-Q. Exhibit 101 provides the financial statements and related notes from our Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to our Form 10-Q. This Amendment No. 1 to our Form 10-Q continues to speak as of the original filing date of our Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in our Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: January 15, 2013

	BY:	/s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)