Form 10-Q
period 2012-11-30
Theron Resource Group
filed 2013-01-22
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended November 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-53845

THERON RESOURCE GROUP
(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Flat D-E, 24/F Dragon Centre
79 Wing Hong Street	N/A
Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

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
Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer	Accelerated filer [ ]
Non-accelerated filer	Smaller reporting Corporation [X]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
7,900,000 shares of Common Stock as of January 18, 2013.

THERON RESOURCE GROUP

Form 10-Q for the period ended November 30, 2012

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS	3

Condensed Balance Sheets as of November 30, 2012 (Unaudited) and May 31, 2012	3

Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the three months and six months ended November 30, 2012 and 2011 and from April 11, 2006 (date of inception) to November 30, 2012	4

Unaudited Condensed Statements of Changes in Stockholders’ Deficiency for the six months ended November 30, 2012 and from April 11, 2006 (date of inception) to November 30, 2012	5

Unaudited Condensed Statements of Cash Flows for the six months ended November 30, 2012 and 2011 and from April 11, 2006 (date of inception) to November 30, 2012	6

Notes to Condensed Financial Statements	7 – 9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4 - CONTROLS AND PROCEDURES	14

PART II - OTHER INFORMATION

ITEM 6 – EXHIBITS	15

SIGNATURES	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	November 30,	May 31,
	2012	2012
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$24	$92
Prepayments	25,000	-
Total Assets	$25,024	$92

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$10,211	$12,158
Promissory note payable	50,000	50,000
Interest due on promissory notes payable	4,373	3,123
Advances from stockholders	68,668	13,000
Total current liabilities	133,252	78,281

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	57,150	57,150
Accumulated other comprehensive loss	(222)	(222)
Deficit accumulated during the exploration stage	(173,056)	(143,017)
Total stockholders’ deficiency	(108,228)	(78,189)

Total liabilities and stockholders’ deficiency	$25,024	$92

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

					From April 11,
					2006 (date of
	Three months ended		Six months ended		inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses
Acquisition of mineral property interest	-	-	-	-	4,242
Mineral property exploration	-	-	-	-	20,082
(Gain) loss on foreign exchange	-	(4)	-	6	97
Professional fees	14,191	1,330	22,031	2,366	67,477
Communication expenses	-	-	-	-	6,884
Office expenses	-	519	3,072	563	13,928
Travel and entertainment	-	1,775	1,929	1,775	15,127
Transfer agent	-	600	600	1,200	10,215
Interest expense on promissory notes	625	623	1,250	1,253	4,373
Filing fees	1,020	1,542	1,020	12,973	30,444
Other services	-	-	137	-	187
Total expenses	15,836	6,385	30,039	20,136	173,056

Net loss	(15,836)	(6,385)	(30,039)	(20,136)	(173,056)

Other comprehensive loss
- Currency exchange loss		-	-	-	(222)

Comprehensive loss	$(15,836)	$(6,385)	$(30,039)	$(20,136)	$(173,278)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations	7,900,000	7,900,000	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Expressed in U.S. dollars)

					Deficit
					accumulate
			Additional	Other	during the	Total
	Common stock	Common	paid-in	comprehensive	exploration	stockholders’
	outstanding	stock	capital	loss	stage	deficiency
Balance, April 11, 2006 (inception)	-	$-	$-	$-	$-	$-
Common shares issued for cash	6,000,000	6,000	-	-	-	6,000
Balance, May 31, 2006	6,000,000	6,000	-	-	-	6,000
Common shares issued for cash	900,000	900	8,100	-	-	9,000
Contributed services	-	-	50	-	-	50
Currency exchange loss	-	-	-	(222)	-	(222)
Net loss for the year	-	-	-	-	(14,774)	(14,774)
Balance, May 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Net loss for the year	-	-	-	-	(18,165)	(18,165)
Balance, May 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	-	-	50,000
Net loss for the year	-	-	-	-	(35,834)	(35,834)
Balance, May 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net loss for the year	-	-	-	-	(16,555)	(16,555)
Balance, May 31, 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)
Net loss for the year	-	-	-	-	(17,933)	(17,933)
Balance, May 31, 2011	7,900,000	7,900	57,150	(222)	(103,261)	(38,433)
Net loss for the year	-	-	-	-	(39,756)	(39,756)
Balance, May 31, 2012	7,900,000	7,900	57,150	(222)	(143,017)	(78,189)
Net loss for the six months ended November 30, 2012	-	-	-	-	(30,039)	(30,039)
Balance, November 30, 2012 (unaudited)	7,900,000	$7,900	$57,150	$(222)	$(173,056)	$(108,228)

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

			From April 11,
			2006 (date of
	Six months ended		inception) to
	November 30,	November 30,	November 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used for operating activities Net loss	$(30,039)	$(20,136)	$(173,056)

Adjustments to reconcile net loss to net cash used for operating activities
Contributed services	-	-	50
Currency exchange loss	-	-	(222)

Changes in operating assets and liabilities
Increase in interest accrued on promissory notes payable	1,250	1,254	4,373
(Increase) Decrease in prepayments	(25,000)	2,750	(25,000)
Increase (Decrease) in accounts payable and accrued liabilities	(1,947)	2,548	10,211
Cash flows used for operating activities	(55,736)	(13,584)	(183,644)

Cash flows from financing activities
Repayment of stockholders’ advances	-	-	(766)
Advances from stockholders	55,668	766	69,434
Issuance of promissory notes	-	-	50,000
Proceeds from issuance of common stock	-	-	65,000
Cash flows from financing activities	55,668	766	183,668

(Decrease) increase in cash and cash equivalents	(68)	(12,818)	24
Cash and cash equivalents – Beginning of period	92	12,933	-
Cash and cash equivalents – End of period	$24	$115	$24

Supplementary information
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$-	$50

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
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

Theron is an “exploration stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic 915 “Accounting and Reporting by Development Stage Companies.” We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) to November 30, 2012.

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

Going Concern

The Company’s financial statements at November 30, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred losses of $15,836 and $30,039 for the three months and six months ended November 30, 2012 respectively, and a loss of $173,056 for the period from April 11, 2006 (date of inception) to November 30, 2012. The Company has not generated any revenues. These conditions raise substantial doubt as to our ability to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totaling $173,056 as of November 30, 2012, that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic "Earnings per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. For the three months and six months ended November 30, 2012, and for the period from April 11, 2006 (date of inception) to November 30, 2012, there were no potential dilutive securities.

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic "Share-Based Payment" and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any new employee options and no options were cancelled or exercised during the three months and six months ended November 30, 2012. As of November 30, 2012, there were no options outstanding.

Recently Issued Accounting Pronouncements

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

Note 4 – Common stock transactions

Activity for the period from April 11, 2006 (date of inception) to May 31, 2006

On April 20, 2006, we issued 6,000,000 shares of common stock to our founder and former director, Jerry Satchwell, for $6,000 ($0.001 per share) as founder shares (see Note 5).

Activity for the period from June 1, 2006 to May 31, 2007

On November 30, 2006, we issued 900,000 shares at a price of $0.01 per share for cash of $9,000 in connection with a private placement offering.

Activity for the period from June 1, 2007 to May 31, 2008

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500 for the issuance of 1,000,000 shares of common stock subscribed for at a price of $0.05 per share pursuant to our SB-2 registration statement dated October 11, 2007. In addition, three shareholders resold 900,000 shares between December 23, 2007 and May 31, 2008. The total of 1,900,000 shares of common stock issued or resold were issued or resold prior to the declaration of an effective date for the SB-2 registration statement.

As a result, on April 3, 2009, we made a rescission offering to the subscribers and the selling stockholders to refund their monies with interest if so requested under an S-1 Rescission Offering registration statement. The recession statement became effective April 13, 2009 and closed on May 14, 2009 with no shareholders accepting the offering.

Activity for the period from June 1, 2008 to May 31, 2009

Received $8,500 from the common stock subscriptions receivable at March 31, 2008.

Change in control, August 23, 2012

On August 23, 2012, Horizon Investment Club , a Chinese investment club that purchases interests in securities and other businesses for members, purchased 6,000,000 shares of the Company’s common stock from its former majority stockholder for $280,000 or $0.047/share representing approximately 76% of the Company’s issued and outstanding shares.

Note 5 – Related party transactions

During the year ended May 31, 2007, former officers of the Company contributed administrative services to the Company valued at $50 and were reported as contributed administrative support with a corresponding entry to additional paid-in capital.

In April 2006 we issued a total of 6,000,000 shares of restricted common stock to our former director, Jerry Satchwell, for $6,000 ($0.001 per share) as founder shares. (see Note 4).

The advances from stockholders as of November 30, 2012 and May 31, 2012 were $68,668 and $13,000, respectively, representing advances provided for working capital purposes. These advances are unsecured, due on demand, and non-interest bearing.

Note 6 – Note payable

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest was due on March 3, 2012; the lender has verbally agreed not to call the loan in the near future. The funds were used to repay all outstanding shareholder loans and accounts payable and to provide working capital through November 30, 2012. During the three months and six months ended November 30, 2012, the Company accrued $625 and $1,250 in interest payable under the note, respectively.

Note 7 – Commitments

On February 21, 2007, the Company optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Through August 31, 2008, Theron paid $20,000 for exploration expenditures on certain mining claims. An additional $40,000 was to be paid by August 31, 2009, and has not been paid. Upon exercise of the option, we are required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. The Company currently does not intend to exercise the option on the claim.

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

The following analysis of the results of operations and financial condition of the corporation for the periods ending November 30, 2012, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended May 31, 2012.

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

On February 21, 2007, the Company optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Through August 31, 2008, Theron paid $20,000 for exploration expenditures on certain mining claims. An additional $40,000 was to be paid by August 31, 2009, and has not been paid. Upon exercise of the option, we are required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. The Company currently does not intend to exercise the option on the claim.

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

RESULTS OF OPERATIONS

Theron was incorporated on April 11, 2006. Comparative periods for the three months and six months ended November 30, 2012, November 30, 2011, and April 11, 2006 (date of inception) to November 30, 2012, are presented in the following discussion.

The Corporation did not generate any revenues from operations for the three months and six months ended November 30, 2012. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – No revenue was generated for the three months and six months ended November 30, 2012, and for the same periods in the previous fiscal year, or for the period from April 11, 2006 (date of inception) to November 30, 2012.

EXPENSES

					From April 11,
					2006 (date of
	Three months ended		Six months ended		inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expenses
Acquisition of mineral property interest	$-	$-	$-	$-	$4,242
Mineral property exploration	-	-	-	-	20,082
(Gain) loss on foreign exchange	-	(4)	-	6	97
Professional fees	14,191	1,330	22,031	2,366	67,477
Communication expenses	-	-	-	-	6,884
Office expenses	-	519	3,072	563	13,928
Travel and entertainment	-	1,775	1,929	1,775	15,127
Transfer agent	-	600	600	1,200	10,215
Interest expense on promissory notes	625	623	1,250	1,253	4,373
Filing fees	1,020	1,542	1,020	12,973	30,444
Other services	-	-	137	-	187
Total expenses	$15,836	$6,385	$30,039	$20,136	$173,056

SUMMARY – Total expenses for the three months and six months ended November 30, 2012, amounted to $15,836 and $30,039, respectively, while $6,385 and $20,136 were recorded in the similar periods ended November 30, 2011, respectively. A total of $173,056 in expenses has been incurred since inception on April 11, 2006, through November 30, 2012. The costs can be subdivided into the following categories which have varied from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the periods under review. From April 11, 2006 (date of inception) to November 30, 2012, Theron has spent a total of $4,242 on mineral property acquisition expenses. We do not intend to incur this type of expenditure in the future due to the fact that we changed our business plan to pursue acquisitions in the gaming industry.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred in the periods under review. From April 11, 2006 (date of inception) to November 30, 2012, we have spent $20,082 on mineral exploration expenses. We do not intend to incur this type of expenditure in the future due to the fact that we changed our business plan to pursue acquisitions in the gaming industry.

PROFESSIONAL FEES: $14,191 and $22,031 in professional fees were incurred for the three months and six months ended November 30, 2012, respectively, while $1,330 and $2,366 was spent in the similar periods ended November 30, 2011, respectively. From April 11, 2006 (date of inception) to November 30, 2012, we have incurred $67,477 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Company.

COMMUNICATIONS EXPENSES: No communications costs were incurred in the three months and six months ended November 30, 2012, and 2011. From April 11, 2006 (date of inception) to November 30, 2012, $6,884 has been spent on communication costs.

OFFICE EXPENSES: $0 (nil) and $3,072 were expended on the office for the three months and six months ended November 30, 2012, respectively, while $519 and $563 were spent in the similar periods ended November 30, 2011, respectively. From April 11, 2006 (date of inception) to November 30, 2012, a total of $13,928 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $0 (nil) and $1,929 in travel, entertainment or meal expenses were incurred for the three months and six months ended November 30, 2012, respectively, while $1,775 and $1,775 were spent in the similar periods ended November 30, 2011, respectively. For the period from April 11, 2006 (date of inception) to November 30, 2012, a total of $15,127 has been spent on this category.

TRANSFER AGENT FEES: We spent $0 (nil) and $600 in transfer agent fees and related costs during the three months and six months ended November 30, 2012, respectively, and $600 and $1,200 in the similar periods in 2011, respectively. From April 11, 2006 (date of inception) to November 30, 2012, we have spent $10,215 on transfer agent expenses. These costs will vary depending on our share issuances.

INTEREST EXPENSE ON PROMISSORY NOTE: We accrued $625 and $1,250 in interest expenses on the promissory note payable for the three months and six months ended November 30, 2012, respectively, and $623 and $1,253 in the similar periods ended November 30, 2011, respectively. From April 11, 2006 (date of inception) to November 30, 2012, a total of $4,373 has been accrued for future payment of the interest expense due to the costs of promissory notes

FILING FEES: $1,020 and $1,020 in filing fee expenses were incurred for the three months and six months ended November 30, 2012, respectively, and $1,542 and $12,973 were spent in the three months and six months ended November 30, 2011, respectively. For the period from April 11, 2006 (date of inception) to November 30, 2012, Theron has spent $30,444 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

CONTRIBUTED EXPENSES (OTHER EXPENSES): No contributed expenses were incurred for the three months and six months ended November 30, 2012 and 2011. A total of $50 has been expensed in the period from inception on April 11, 2006 to November 30, 2012. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) and $137 in other costs have been expensed for the three months and six months ended November 30, 2012, respectively, and no other general and administrative costs have been incurred in the similar periods ended November 30, 2011. From April 11, 2006 (date of inception) to November 30, 2012, we have expended $187 ($50 of which represents contributed expense) on other or miscellaneous expenses or services.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2012 or from the date of inception.

NET LOSS: For the three months and six months ended November 30, 2012, the net loss was $15,836 ($0.00 per share) and $30,039 ($0.00 per share), respectively, as compared to losses of $6,385 ($0.00 per share) and $20,136 ($0.00 per share) for the similar periods last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at November 30, 2012, and at November 30, 2011. The net loss from inception to November 30, 2012 is $173,056.

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

PLAN OF OPERATION

As of November 30, 2012, we had a stockholders’ deficiency of $108,228.

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

As at November 30, 2012, we had a working capital deficit of $108,228.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the last quarter on November 30, 2012, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers, directors and shareholders to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to November 30, 2012 was $183,668 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs), a $50,000 promissory note through an unrelated party and net advances of $68,668 from shareholders. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of three placees. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 placees.

As of November 30, 2012, our total assets, consisting entirely of cash and prepayments, amounted to $25,024 and total liabilities were $133,252. Working capital stood at negative $108,228.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended November 30, 2012, $55,736 in net cash was used, respectively, and for the similar period ended November 30, 2011, the amount was $13,584, respectively. We have used $183,644 in net cash from inception on April 11, 2006 to November 30, 2012.

COMMON STOCK –Net cash provided by equity financing activities during the six months ended November 30, 2012 and 2011 was nil ($0); $65,000 was received for the period from inception on April 11, 2006, through to and including November 30, 2012. No options or warrants were issued to issue shares at a later date in the most recent quarter.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended November 30, 2012, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

* Furnished with this report. In accordance with rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERON RESOURCE GROUP

Date: January 22, 2013

BY:	/s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)