Form 10-KT
period 2012-12-31
Theron Resource Group
filed 2013-05-01
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[   ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the fiscal year ended

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from June 1, 2012 to December 31, 2012

Commission file number: 000-53845

THERON RESOURCE GROUP
(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Flat D-E, 24/F Dragon Centre
79 Wing Hong Street
Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 852-27425474

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
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
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [X]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

As of March 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,729,000 by reference to the price at which the common equity was last sold, which was $0.91 on May 4, 2010.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock, $.001 par value per share, as of March 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

On February 6, 2013, the Sole Director of Theron Resource Group (the "Company") approved a change in the Company's fiscal year end from May 31 to December 31, with the change to the reporting cycle beginning on January 1, 2013. As a result the Company is filing this Transition Report on Form 10-KT covering the period from, and including the financial information for, the period from June 1, 2012 to December 31, 2012 (the "Transition Period").

THERON RESOURCE GROUP

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This transition report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events.

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

As used in this report, the terms “we,” “us,” “our,” and “Theron” or “THRO” mean Theron Resource Group, unless otherwise indicated.

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

Theron is a development stage corporation.

ITEM 1.      BUSINESS

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

On February 21, 2007, we optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Through August 31, 2008, Theron paid $20,000 for exploration expenditures on certain mining claims. An additional $40,000 was to be paid by August 31, 2009, and has not been paid. Upon exercise of the option, we are required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. The Company currently does not intend to exercise the option on the claim.

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

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 1B.    UNSOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

Our principal office is located at Flat D-E, 24/F, Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone (852) 2752-5474. Our principal office is provided by our major shareholder, Horizon Investment Club Limited, without charge, but such arrangement may be cancelled at anytime without notice. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

ITEM 3.      LEGAL PROCEEDINGS

As of the date of this filing, the Company is not a party to any legal proceeding that could reasonably be expected to have material impact on its operations or finances.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock became available for quotation on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “THRO” on December 17, 2009. Our common stock is currently quoted on the OTCQB tier of the OTC Markets Group. The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The following table sets forth the high and low sale prices for our common stock as reported on Nasdaq.com for the periods indicated.*

	Common Stock
	High	Low
Seven Months Ended December 31, 2012
One months ended December 31, 2012	$0.91	$0.91
Three months ended November 31, 2012	$0.91	$0.91
Three months ended August 31, 2012	$0.91	$0.91

Year Ended May 31, 2012
Three months ended May 31, 2012	$0.91	$0.91
Three months ended February 29, 2012	$0.91	$0.91
Three months ended November 30, 2011	$0.91	$0.91
Three months ended August 31, 2011	$0.91	$0.91

* The share prices shown represent the price of our common stock on the date it was last sold, May 10, 2010.

Holders

As of March 28, 2013, we had 50 holders of record of our common stock. There are 7,900,000 shares outstanding.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2012, there were no warrants or options outstanding to acquire any shares of our common stock.

Dividends and Related Policy

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Transfer Agent and Registrar

Our transfer agent is Odle Monmouth Stock Transfer Co., Inc., located at 200 Memorial Parkway, Atlantic Highlands, NJ 07716. Their telephone number is (732) 872-2727 and their facsimile number is (732) 872-2728.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying financial statements and their related notes included in this Report. References in this section to “we,” “us,” “our,” or the “Company” are to the business of Theron Resource Group.

This Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

BUSINESS OVERVIEW

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Flat D-E, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone (852) 2742-5474. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage corporation and our new business plan anticipates purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

Our audited financial statements and the notes thereto contain more details of critical accounting policies and other disclosures required by U.S. GAAP.

RESULTS OF OPERATIONS

Comparative periods for the seven months ended December 31, 2012 and 2011, and April 11, 2006 (date of inception) to December 31, 2012, are presented in the following discussion.

The Corporation did not generate any revenues from operations for the seven months ended December 31, 2012 and 2011. To date, we have not generated any revenues from our mineral exploration business.

REVENUE

REVENUE – No revenue was generated for the seven months ended December 31, 2012 and 2011, or for the period from April 11, 2006 (date of inception) to December 31, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

			From April 11,
			2006 (date of
			inception) to
	Seven months ended December 31,		December 31,
	2012	2011	2012
		(Unaudited)
General and Administrative Expenses
Acquisition of mineral property interest	$-	$-	$4,242
Mineral property exploration	-	-	20,082
Loss on foreign exchange	-	7	97
Professional fees	22,031	3,630	67,477
Communication expenses	-	-	6,884
Office expenses	3,072	587	13,928
Travel and entertainment	1,929	1,775	15,127
Transfer agent	2,848	1,400	12,463
Interest expense on promissory note	1,458	1,465	4,581
Filing fees	1,020	12,973	30,444
Other services	161	-	211
Total expenses	$32,519	$21,837	$175,536

General and administrative expenses for the seven months ended December 31, 2012 and 2011 amounted to $32,519 and $21,837, respectively. A total of $175,536 in expenses has been incurred since inception on April 11, 2006, through December 31, 2012. General and administrative expenses can be subdivided into the following categories which have varied from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred for the seven months ended December 31, 2012 and 2011, respectively. From April 11, 2006 (date of inception) to December 31, 2012, Theron has spent a total of $4,242 on mineral property acquisition expenses. We do not intend to incur this type of expenditure in the future due to the fact that we changed our business plan to pursue acquisitions in the gaming industry.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred for the seven months ended December 31, 2012 and 2011, respectively. From April 11, 2006 (date of inception) to December 31, 2012, we have spent $20,082 on mineral exploration expenses. We do not intend to incur this type of expenditure in the future due to the fact that we changed our business plan to pursue acquisitions in the gaming industry.

PROFESSIONAL FEES: $22,031 and $3,630 in professional fees were incurred for the seven months ended December 31, 2012 and 2011, respectively. From April 11, 2006 (date of inception) to December 31, 2012, we have incurred $67,477 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Company.

COMMUNICATIONS EXPENSES: No communications costs were incurred in the seven months ended December 31, 2012, and 2011. From April 11, 2006 (date of inception) to December 31, 2012, $6,884 has been spent on communication costs.

OFFICE EXPENSES: $3,072 and $587 were expended on the office for the seven months ended December 31, 2012 and 2011, respectively. From April 11, 2006 (date of inception) to December 31, 2012, a total of $13,928 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $1,929 and $1,775 in travel, entertainment or meal expenses were incurred for the seven months ended December 31, 2012 and 2011, respectively. For the period from April 11, 2006 (date of inception) to December 31, 2012, a total of $15,127 has been spent on this category.

TRANSFER AGENT FEES: We spent $2,848 and $1,400 in transfer agent fees and related costs during the seven months ended December 31, 2012 and 2011, respectively. From April 11, 2006 (date of inception) to December 31, 2012, we have spent $14,463 on transfer agent expenses. These costs will vary depending on our share issuances.

INTEREST EXPENSE ON PROMISSORY NOTE: We accrued $1,458 and $1,465 in interest expenses on the promissory note payable for the seven months ended December 31, 2012 and 2011, respectively. From April 11, 2006 (date of inception) to December 31, 2012, a total of $4,581 has been accrued for future payment of the interest expense due to the costs of promissory note.

FILING FEES: $1,020 and $12,973 in filing fee expenses were incurred for the seven months ended December 31, 2012 and 2011, respectively. For the period from April 11, 2006 (date of inception) to December 31, 2012, Theron has spent $30,444 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

CONTRIBUTED EXPENSES (OTHER EXPENSES): No contributed expenses were incurred for the seven months ended December 31, 2012 and 2011. A total of $50 has been expensed in the period from inception on April 11, 2006 to December 31, 2012. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $161 and $0 (Nil) in other costs have been expensed for the seven months ended December 31, 2012 and 2011. From April 11, 2006 (date of inception) to December 31, 2012, we have expended $211 ($50 of which represents contributed expense) on other or miscellaneous expenses or services.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes for the seven months ended December 31, 2012 and 2011, or from the date of inception.

NET LOSS: For the seven months ended December 31, 2012 and 2011, the net loss was $32,519 ($0.00 per share) and $21,837 ($0.00 per share), respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at December 31, 2012 and 2011. The net loss from inception to December 31, 2012 is $175,536.

As of December 31, 2012 and 2011, and the date of this report, Theron has 7,900,000 common shares issued and outstanding.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of December 31, 2012, we had a stockholders’ deficiency of $110,708.

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

Historically, our revenues have not been sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2013. The working capital requirements of the new business may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination, as appropriate.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the financial statements for the seven months ended December 31, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the seven months ended December 31, 2012, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers, directors and shareholders to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to December 31, 2012 was $195,159 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs), a $50,000 promissory note through an unrelated party and net advances of $80,159 from shareholders. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of three subscribers. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 shareholders.

As of December 31, 2012, the Company had a note payable of $50,000 plus accrued interest of $4,581. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of December 31, 2012, the Company had outstanding advances from shareholders of $80,159. The advances are unsecured, due on demand, and non-interest bearing. On March 31, 2013, advances of shareholders totaling $38,667 were forgiven.

As of December 31, 2012, our total assets, consisting entirely of cash and prepayments, amounted to $25,000 and total liabilities were $135,708, mainly including a promissory note payable of $50,000 and shareholder advances of $80,159. We had a working capital deficit of $110,708.

NET CASH USED IN OPERATING ACTIVITIES: For the seven months ended December 31, 2012, $67,251 in net cash was used, and for the similar period in 2011, the amount was $13,594. We have used $195,135 in net cash from inception on April 11, 2006 to December 31, 2012.

NET CASH PROVIDED BY FINANCING ACTIVITIES: During the seven months ended December 31, 2012 and the year ended May 31, 2012, the Company’s stockholders provided net advances of $67,159 and $13,000, respectively, to finance its working capital requirements. The advances from stockholders totaled $80,159 and $13,000 as of December 31, 2012 and May 31, 2012, respectively. These advances are unsecured, due on demand, and non-interest bearing.

COMMON STOCK: Net cash provided by equity financing activities during the seven months ended December 31, 2012 and 2011 was nil ($0); $65,000 was received for the period from inception on April 11, 2006, through to and including December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THERON RESOURCE GROUP

TABLE OF CONTENTS

TO FINANCIAL STATEMENTS

FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2012

AND YEAR ENDED MAY 31, 2012

Page(s)

Reports of Independent Registered Public Accounting Firms	13

Balance Sheets as of December 31, 2012 and May 31, 2012	15

Statements of Operations and Comprehensive Loss for the Seven Months Ended December 31, 2012, Year Ended May 31, 2012 and from April 11, 2006 (date of inception) to December 31, 2012	16

Statements of Changes in Stockholders’ Deficiency for the Period from April 11, 2006 (inception) to December 31, 2012	17

Statements of Cash Flows for the for the Seven Months Ended December 31, 2012, Year Ended May 31, 2012 and from April 11, 2006 (date of inception) to December 31, 2012	18

Notes to the Financial Statements	19 - 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Theron Resource Group

We have audited the accompanying balance sheet of Theron Resource Group as of December 31, 2012 and the related statements of operations, changes in stockholders’ equity and cash flows for the seven-month period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Theron Resource Group as of December 31, 2012 and the results of its operations and its cash flows for the seven-month period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has not generated any revenues from operations to date. The Company has experienced recurring operating losses and has financed its working capital requirements during this period primarily through loans and advances from shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California
May 1, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Theron Resource Group

We have audited the balance sheet of Theron Resource Group (a development stage company) as of May 31, 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended May 31, 2012, and for the period April 11, 2006 (date of inception), through May 31, 2012. Theron Resource Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as of May 31, 2012, and the results of its operations, cash flows and changes in stockholders’ equity for the year ended May 31, 2012, and for the period April 11, 2006 (date of inception), through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company LLC

Gruber & Company, LLC

Lake Saint Louis, Missouri
July 27, 2012

THERON RESOURCE GROUP
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,	May 31,
	2012	2012
ASSETS

Current assets
Cash and cash equivalents	$-	$92
Prepayments	25,000	-
Total assets	$25,000	$92

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$968	$12,158
Promissory note payable – In default	50,000	50,000
Interest due on promissory note payable	4,581	3,123
Advances from stockholders	80,159	13,000
Total current liabilities	135,708	78,281

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	57,150	57,150
Accumulated other comprehensive loss	(222)	(222)
Deficit accumulated during the development stage	(175,536)	(143,017)
Total stockholders’ deficiency	(110,708)	(78,189)

Total liabilities and stockholders’ deficiency	$25,000	$92

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

			From April 11,
	Seven months		2006 (date of
	ended		inception) to
	December 31,	Year ended	December 31,
	2012	May 31, 2012	2012

Revenue	$-	$-	$-

General and Administrative Expenses	32,519	39,756	175,536

Net loss	(32,519)	(39,756)	(175,536)

Other comprehensive loss
- Currency exchange loss	-	-	(222)

Comprehensive loss	$(32,519)	$(39,756)	$(175,758)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations	7,900,000	7,900,000

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in U.S. dollars)

					Deficit
					accumulate
			Additional	Other	during the	Total
	Common stock	Common	paid-in	comprehensive	development	stockholders’
	outstanding	stock	capital	loss	stage	deficiency
Balance, April 11, 2006 (inception)	-	$-	$-	$-	$-	$-
Common shares issued for cash	6,000,000	6,000	-	-	-	6,000
Balance, May 31, 2006	6,000,000	6,000	-	-	-	6,000
Common shares issued for cash	900,000	900	8,100	-	-	9,000
Contributed services	-	-	50	-	-	50
Currency exchange loss	-	-	-	(222)	-	(222)
Net loss for the year	-	-	-	-	(14,774)	(14,774)
Balance, May 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Net loss for the year	-	-	-	-	(18,165)	(18,165)
Balance, May 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	-	-	50,000
Net loss for the year	-	-	-	-	(35,834)	(35,834)
Balance, May 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net loss for the year	-	-	-	-	(16,555)	(16,555)
Balance, May 31, 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)
Net loss for the year	-	-	-	-	(17,933)	(17,933)
Balance, May 31, 2011	7,900,000	7,900	57,150	(222)	(103,261)	(38,433)
Net loss for the year	-	-	-	-	(39,756)	(39,756)
Balance, May 31, 2012	7,900,000	7,900	57,150	(222)	(143,017)	(78,189)
Net loss for the period	-	-	-	-	(32,519)	(32,519)
Balance, December 31, 2012	7,900,000	$7,900	$57,150	$(222)	$(175,536)	$(110,708)

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

			From April 11,
	Seven months		2006 (date of
	ended		inception) to
	December 31,	Year ended	December 31,
	2012	May 31, 2012	2012
Cash flows used for operating activities
Net loss	$(32,519)	$(39,756)	$(175,536)

Adjustments to reconcile net loss to net cash used for operating activities
Contributed services	-	-	50
Currency exchange loss	-	-	(222)

Changes in operating assets and liabilities
Increase in interest accrued on promissory note payable	1,458	2,507	4,581
(Increase) Decrease in prepayments	(25,000)	2,750	(25,000)
(Decrease) Increase in accounts payable and accrued liabilities	(11,190)	8,658	968
Cash flows used for operating activities	(67,251)	(25,841)	(195,159)

Cash flows from financing activities
Repayment of stockholders’ advances	-	(766)	(766)
Advances from stockholders	67,159	13,766	80,925
Issuance of promissory note	-	-	50,000
Proceeds from issuance of common stock	-	-	65,000
Cash flows from financing activities	67,159	13,000	195,159

(Decrease) increase in cash and cash equivalents	(92)	(12,841)	-
Cash and cash equivalents – Beginning of period	92	12,933	-
Cash and cash equivalents – End of period	$-	$92	$-

Supplementary information
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$-	$50

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS

Theron Resource Group (the “Company”, “Theron”, or “THRO”) was incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. Our new business plan anticipates purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

Theron is a “development stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic 915 “Accounting and Reporting by Development Stage Companies.” We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) to December 31, 2012.

2.           BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

On February 6, 2013, the Company’s sole director approved a change in our fiscal year end from May 31 to December 31, with the change to the reporting cycle beginning January 1, 2013. This report on Form 10-K is a transition report for the seven-month transition period ended on December 31, 2012 (“Transition Period”). Subsequent to this report, our reports on Form 10-K will cover the year from January 1 to December 31. The unaudited comparative information for the seven months ended December 31, 2011 is presented in Note 9. The year ended May 31, 2012 reflects the twelve-month results of the year.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The Company’s financial statements at December 31, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred a loss of $32,519 for the seven months ended December 31, 2012, as compared to a loss of $39,756 for the year ended May 31, 2012, and a loss of $175,536 for the period from April 11, 2006 (date of inception) to December 31, 2012. The Company has not generated any revenues. As of December 31, 2012, the Company had a stockholders’ deficiency of $110,708. These conditions raise substantial doubt as to our ability to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not be available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at bank and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under U.S. GAAP, are excluded from net income. The changes in other comprehensive income of $0 for the seven months ended December 31, 2012, $0 for the year ended May 31, 2012, and $222 for the period from April 11, 2006 (date of inception) to December 31, 2012 are foreign currency translation adjustments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with reputable financial institutions with high credit ratings.

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totaling $175,536 as of December 31, 2012, that will be offset against future taxable income. The available net operating loss carryforwards expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic "Earnings per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. For the seven months ended December 31, 2012, the year ended May 31, 2012, and the period from April 11, 2006 (date of inception) to December 31, 2012, there were no potential dilutive securities.

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic "Share-Based Payment" and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any employee options and no options were cancelled or exercised during the seven months ended December 31, 2012. As of December 31, 2012, there were no options outstanding.

Recently Issued Accounting Pronouncements

As of the date this report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

4.           COMMON STOCK TRANSACTIONS

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

Change in control, August 23, 2012

On August 23, 2012, Horizon Investment Club Limited, a Chinese investment club that purchases interests in securities and other businesses for members, purchased 6,000,000 shares of the Company’s common stock from its former majority stockholder for $280,000 or $0.047/share representing approximately 76% of the Company’s issued and outstanding shares.

5.           RELATED PARTY TRANSACTIONS

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

During the seven months ended December 31, 2012 and the year ended May 31, 2012, the Company’s stockholders provided net advances of $67,159 and $13,000, respectively, to finance its working capital requirements. The advances from stockholders totaled $80,159 and $13,000 as of December 31, 2012 and May 31, 2012, respectively. These advances are unsecured, due on demand, and non-interest bearing.

During the year ended May 31, 2012, and the period ended December 31, 2012, the Company’s office facility has been provided without charge by the Company’s major shareholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein. In view of the Company’s limited operations and resources, the major shareholders did not receive any compensation from the Company during the year ended May 31, 2012, and the period ended December 31, 2012 (See note 9).

6.           NOTE PAYABLE

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest was due on March 3, 2012 and is currently in default. The funds were used to repay all outstanding shareholder loans and accounts payable and to provide working capital through December 31, 2012.

During the seven months ended December 31, 2012 and the year ended May 31, 2012, the Company accrued $1,458 and $1,253 in interest payable under the note, respectively.

7.           COMMITMENTS

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

8.           TRANSITION PERIOD COMPARABLE INFORMATION (UNAUDITED)

On February 6, 2013, the Company’s sole director approved a change in our fiscal year end from May 31 to December 31, with the change to the reporting cycle beginning January 1, 2013. The unaudited comparative information for the seven months ended December 31, 2011 is as follows.

Operating Information

Seven months
ended
December 31,
2011

Revenue	$-

General and Administrative Expenses	21,8387

Net loss	(21,837)
Other comprehensive loss - Currency exchange loss	-
Comprehensive loss	$(21,837)

Basic and diluted loss per common share	$(0.00)
Weighted average number of common shares used in per share calculations	7,900,000

Cash Flows Information
Seven months
ended
December 31,
2011

Cash flows used for operating activities	$(13,594)
Cash flows from financing activities	766
Decrease in cash and cash equivalents	$(12,828)

9.           SUBSEQUENT EVENTS

On March 31, 2013, advances of $38,667 due to three stockholders were forgiven, and will be reflected by the Company as additional paid-in capital.

ITEM 9.           CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 31, 2012, Gruber & Company, LLC (“Gruber”) resigned as the independent auditors of the Company and on October 19, 2012 the Company engaged Weinberg & Company, P.A., an independent registered public accounting firm (“Weinberg”), to serve as the Company’s independent auditors.

During the Company’s two most recent fiscal years and the subsequent interim period through the date Gruber resigned, Gruber did not advise the Company as to any reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K and there were no disagreements between the Registrant and Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Gruber’s satisfaction, would have caused Gruber to make reference to the subject matter of the disagreement in connection with its reports.

For more information regarding the change in accountants, please see the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2012.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2012, the seven months covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, who serves as our principal executive officer and principal financial offer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this transition report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, our President, who serves as our principal executive officer and principal financial officer, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2012 and May 31, 2012 and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the seven months ended December 31, 2012 and the year ended May 31, 2012, and the period from April 11, 2006 (date of inception) to December 31, 2012, in conformity with U.S. GAAP, notwithstanding the material weaknesses we identified.

This transition report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Registrant to provide only management's report in this Transition Report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the seven months ended December 31, 2012, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information about our directors and executive officers during the seven months ended and as of December 31, 2012 is set forth as follows.

Name	Position Held	Age	Date of Appointment
TSANG, Wing Kin	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	34	October 12, 2012

LIANG, Kwong Lim*	Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	55	September 21, 2011

* Mr. Liang resigned from all positions on October 12, 2012 for personal and business reasons.

TSANG, Wing Kin, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Tsang has over 10 years' experience in the areas of amusement and gaming products development for Asian and European markets. Mr. Tsang has been the Chief Technology Officer of BG Global Gaming Limited since January 2007. His product was granted the "Hong Kong Industrial Awards" for its innovation and creativity. From April 2004 to December 2006, Mr. Tsang was the Chief Information Officer at Take 1 Technologies Limited. Mr. Tsang graduated from Hong Kong University of Science and Technology with Bachelor’s Degree in Computer Science. Mr. Tsang’s executive business experience is expected to provide the Company with helpful insight as to its growth potential and objectives.

LIANG, Kwong Lim, Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Liang was a director who served as president, chief executive officer, secretary, treasurer and chief financial officer.

Prior to joining the Company, Mr. Liang spent many years in the import and export business both bringing consumer goods and products into Hong Kong and China and exporting Chinese made consumer goods and products. He established Ultra Professional Ltd. to provide business consultation services to organizations wishing to establish advertising businesses in China or which wish to direct Internet based advertising services to residents of China. The services he and his firm provide include licensing from various government bodies, security department approvals for clients and assisting in the provision of client information and databases.

Meetings of Our Board of Directors

Our Board of Directors took all actions by unanimous written consent without a meeting during the transition period ended December 31, 2012 and the fiscal year ended May 31, 2012.

Director Compensation

The Company did not provide any compensation to its directors in the seven months ended December 31, 2012, but reimbursed our directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

Significant Employees

Other than the directors and officers described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, persons nominated to become a director, executive officers or control persons have been involved in any of the following events during the past 10 years:

  Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); or

  Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended, or vacated; or

  Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

  Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with applicable filing requirements during seven months ended December 31, 2012 and the year ended May 31, 2012, with the exception of a Form 3 for our President, CEO and Director, Tsang, Wing Kin, which was not reported on a timely basis and will be filed promptly.

Code of Ethics

On April 22, 2007, our board of directors approved a formal written Code of Business Conduct and Ethics and Compliance Program (the “Code”). This Code applies to all officers, directors and employees. The Code was filed as an exhibit to our Form SB-2 filed with the SEC on October 4, 2007. A copy of the Code may be obtained by contacting us at our principal office by letter or e-mail.

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

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We maintain a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

  Recruiting and retaining talented leadership.
  Implementing measurable performance targets.
  Correlating compensation directly with shareowner value.
  Emphasizing performance based compensation, progressively weighted with seniority level.
  Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage our Company requires a competitive compensation package. Our Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with our compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the Guangdong region that we deem to compete with our Company for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure, and retention risk.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is based salary. We target the value of fixed compensation generally at the median of our compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

Our incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our company. Restrictive stock awards are tied to an individual’s success in exceeding targeted results set by management.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the seven months ended December 31, 2012 and year ended May 31, 2012 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during the periods presented.

SUMMARY COMPENSATION TABLE (US$)

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
TSANG, Wing Kin President, CEO, CFO, Secretary, Treasurer and Director (1)	Seven months ended December 31, 2012	0	0	0	0	0	0	0	0
	Year ended May 31, 2012	0	0	0	0	0	0	0	0
LIANG, Kwong Lim Former President, CEO, CFO, Secretary, Treasurer and Director (2)	Seven months ended December 31, 2012	0	0	0	0	0	0	0	0
	Year ended May 31, 2012	0	0	0	0	0	0	0	0

(1)	Mr. Tsang has served as our President, CEO, CFO, Secretary, Treasurer and director since October 12, 2012.
(2)	Mr. Liang resigned as our President, CEO, CFO, Secretary, Treasurer and director on October 12, 2012.

As of December 31, 2012, the Company did not have any “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” or “Potential Payments Upon Termination or Change in Control” to report.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company’s executives do not have the typical employment agreements that specify compensation or length of employment. These matters are left to the discretion of the Board of Directors and the employee. There are no employment agreements with any executives or key employees at this time.

Limitation of Liability of Directors

The laws of the State of Wyoming and the Company's By laws provide for indemnification of the Company's directors for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful.

The Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Change of Control

As of the seven months ended December 31, 2012 and the year ended May 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                     MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2013 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount of
Name and Address of Beneficial Owner*	Beneficial Ownership	Percentage of Class
Horizon Investment Club Limited 13/F, 80 Gloucester Road, Wanchai, Hong Kong.	6,000,000 Common Stock	75.9%

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 28, 2013. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount of
Name and Address of Beneficial Owner*	Beneficial Ownership	Percentage of Class
TSANG, Wing Kin 13/F, 80 Gloucester Road, Wanchai, Hong Kong.	Nil	0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no related transactions with our director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof during the seven months ended December 31, 2012 or the year ended May 31, 2012.

Director Independence

Our securities are quoted on the OTCQB tier of the OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements. Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On July 31, 2012, Gruber & Company, LLC (“Gruber”) resigned as the independent registered accounting firm for Theron Resource Group.

Gruber audited the balance sheet of the Company as of May 31, 2012 and as of May 31, 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended May 31, 2012, and 2011, and for the period April 11, 2006 (date of inception) through May 31, 2012.

As of May 31, 2012 and as of May 31, 2011, Gruber issued an audit report on the Company’s balance sheet and on the related statements of operations, changes in stockholders’ equity and cash flows for the years ended May 31, 2012, and 2011 and issued an audit report on the Company’s balance sheet and on the related statements of operations, changes in stockholders’ equity and cash flows for the period April 11, 2006 (date of inception) through May 31, 2012. The report of Gruber on the foregoing financial statements did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to any uncertainty (except as stated hereafter), audit scope or accounting principles, except for an explanatory paragraph related to the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The report of Gruber dated July 27, 2012 points out that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, Gruber reviewed management’s prepared condensed financial statements for the Company for the quarters ended August 31, 2011, November 30, 2011 and February 29, 2012.

During the Company’s two fiscal years ending on May 31, 2012, and through the date of resignation (i.e., July 31, 2012) (i) there were no disagreements between the Company and Gruber on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Gruber would have caused Gruber to make reference to the subject matter of disagreement in connection with its reports on the Registrant’s financial statements, and (ii) there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

On October 19, 2012, the Company engaged Weinberg & Co. LA, LLC (“Weinberg”) as the Company’s new independent registered public accounting firm. During the past two years ended May 31, 2012, and from June 1, 2012 to date, the Company did not consult with Weinberg regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements. The Company’s Board of Directors recommended, authorized, and approved the decision to accept the resignation of Gruber and to engage Weinberg to serve as our independent registered public accounting firm on October 18, 2012.

Set forth below are aggregate fees billed by Weinberg and Gruber for professional services rendered for the audit of the Company’s annual financial statements for the seven months ended December 31, 2012 and the year ended May 31, 2012.

(1) Audit Fees

The aggregate fees billed for professional services rendered by Weinberg for the seven months ended December 31, 2012 and by Gruber for the year ended May 31, 2012 for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those periods were $16,767 and $6,000, respectively.

(2) Audit Related Fees

The aggregate fees billed in the seven months ended December 31, 2012 and the year ended May 31, 2012 for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil.

(3) Tax Fees

The aggregate fees billed in the seven months ended December 31, 2012 and the year ended May 31, 2012 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were nil.

(4) All Other Fees

The aggregate fees billed in the seven months ended December 31, 2012 and the year ended May 31, 2012 for products and services provided by our principal accountants other than the services reported in items (1), (2) and (3) above were nil.

The Company does not currently have a separate audit committee. Rather, our sole director serves as the audit committee. Our sole director has reviewed and approved the above fees for all of the services described in items (1), (2), (3) and (4), and believes such fees are compatible with the independent registered public accountants’ independence.

PART IV

ITEM 15. EXHIBITS

(a)(1) Financial Statements

See "Table of Contents to Condensed Financial Statements" set forth on page 12.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(a)(3) Exhibits

The following exhibits of the Company are included herein.

1.1

S-1 Rescission Offering Statement including audited financial statements for the fiscal year ended May 31, 2009, (incorporated by reference from our registration statement on Form S-1 filed on January 23, 2009)

3.1	Articles of Incorporation of Theron Resource Group (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
3.2	Bylaws of Theron Resource Group (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
10.1	Option To Purchase And Royalty Agreement between Theron Resource Group and Bryan Livgard (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
10.2

Escrow Agreement, dated January 15, 2009, between Jerry Satchwell, Theron Resource Group and WONG & WONG (incorporated by reference from our registration statement on Form S-1 filed on January 23, 2009)

10.3

Stock Purchase Agreement, dated August 23, 2012, among Liang Kwong Lim and Horizon Investment Club Limited (incorporated by reference from our registration statement on Form SB-2 filed on Oct. 04, 2007)

14	Code Of Business Conduct & Ethics and Compliance Program (incorporated by reference from our registration statement on Form SB-2 filed on Oct. 04, 2007)
16	Letter on changes in certifying accountant from Gruber & Company LLC (incorporated by reference from our Form 8-K/A filed on November 15, 2012)
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS** XBRL	Instance
101. SCH** XBRL	Taxonomy Extension Schema
101. CAL**XBRL	Taxonomy Extension Calculation Linkbase
101. DEF** XBRL	Taxonomy Extension Definition Linkbase
101. LAB**XBRL	Taxonomy Extension Labels Linkbase
101. PRE** XBRL	Taxonomy Extension Presentation Linkbase

*	Filed herewith

**

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERON RESOURCE GROUP

Date: May 1, 2013

BY:	/s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)