Form 10-Q
period 2013-03-31
Theron Resource Group
filed 2013-05-20
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (the “Exchange Act”)

For the quarterly period ended March 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to_______

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

Yes [X]                                      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of May 17, 2013.

THERON RESOURCE GROUP

TABLE OF CONTENTS

		Page
PART I

ITEM 1	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3

	Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the three months ended March 31, 2013 and 2012 and from April 11, 2006 (date of inception) to March 31, 2013	4

	Unaudited Condensed Statements of Changes in Stockholders’ Deficiency for the three months ended March 31, 2013 and from April 11, 2006 (date of inception) to March 31, 2013	5

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and from April 11, 2006 (date of inception) to March 31, 2013.	6

	Notes to Condensed Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4	CONTROLS AND PROCEDURES	13

PART II

ITEM 6	EXHIBITS	14

	SIGNATURES	14

PART I

ITEM 1.	FINANCIAL STATEMENTS

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Prepayments	$30,000	$25,000
Total Assets	$30,000	$25,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$2,722	$968
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	5,207	4,581
Advances from stockholders	68,891	80,159
Total current liabilities	126,820	135,708

Stockholders’ deficiency:
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	57,150
Accumulated other comprehensive loss	(222)	(222)
Deficit accumulated during the development stage	(200,316)	(175,536)
Total stockholders’ deficiency	(96,820)	(110,708)

Total liabilities and stockholders’ deficiency	$30,000	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

			From April 11,
	Three months	Three months	2006 (date of
	ended	ended	inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Expenses	24,780	2,255	200,316

Net loss	(24,780)	(2,255)	(200,316)

Other comprehensive loss
Currency exchange loss	-	-	(222)

Comprehensive loss	$(24,780)	$(2,255)	$(200,538)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDESNSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Expressed in U.S. dollars)

					Deficit
					accumulate
			Additional	Other	during the	Total
	Common stock	Common	paid-in	comprehensive	exploration	stockholders’
	outstanding	stock	capital	loss	stage	deficit
Balance, April 11, 2006 (inception)	$-	$-	$-	$-	$-	$-
Common shares issued for cash	6,000,000	6,000	-	-	-	6,000
Balance, May 31, 2006	6,000,000	6,000	-	-	-	6,000
Common shares issued for cash	900,000	900	8,100	-	-	9,000
Contributed services	-	-	50	-	-	50
Currency exchange loss	-	-	-	(222)	-	(222)
Net loss for the year	-	-	-	-	(14,774)	(14,774)
Balance, May 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Net loss for the year	-	-	-	-	(18,165)	(18,165)
Balance, May 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	-	-	50,000
Net loss for the year	-	-	-	-	(35,834)	(35,834)
Balance, May 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net loss for the year	-	-	-	-	(16,555)	(16,555)
Balance, May 31, 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)
Net loss for the year	-	-	-	-	(17,933)	(17,933)
Balance, May 31, 2011	7,900,000	7,900	57,150	(222)	(103,261)	(38,433)
Net loss for the year	-	-	-	-	(39,756)	(39,756)
Balance, May 31, 2012	7,900,000	7,900	57,150	(222)	(143,017)	(78,189)
Net loss for the period	-	-	-	-	(32,519)	(32,519)
Balance, December 31, 2012	7,900,000	7,900	57,150	(222)	(175,536)	(110,708)
Stockholders’ contributions	-	-	38,668	-	-	38,668
Net loss for the three months period	-	-	-	-	(24,780)	(24,780)
Balance, March 31, 2013 (Unaudited)	7,900,000	$7,900	$95,818	$(222)	$(200,316)	$(96,820)

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

			From April 11,
	Three months	Three months	2006 (date of
	ended	ended	inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used for operating activities
Net loss	$(24,780)	$(2,255)	$(200,316)

Adjustments to reconcile net loss to net cash used for operating activities
Contributed services	-	-	50
Other comprehensive loss	-	-	(222)

Changes in operating assets and liabilities
Increase in interest accrued on promissory notes payable	625	625	5,207
Increase in prepaid expenses	(5,000)	-	(30,000)
Increase in accounts payable and accrued liabilities	1,755	1,598	2,722
Cash flows used for operating activities	(27,400)	(32)	(222,559)

Cash flows from financing activities
Repayment of shareholders’ advances	-	-	(766)
Advances from shareholders	27,400	-	108,325
Issuance of promissory notes	-	-	50,000
Proceeds from issuance of common stock	-	-	65,000
Cash flows from financing activities	27,400	-	222,559

Decrease in cash and cash equivalents	-	(32)	-
Cash and cash equivalents – Beginning of period	-	106	-
Cash and cash equivalents – End of period	$-	$74	$-

Supplementary information
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$-	$50
Stockholder advances contributed to capital	38,668	-	38,668

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS

Theron Resource Group (the “Company,” “Theron,” or “THRO”) was incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. Our new business plan anticipates purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

Theron is a “development stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic 915 “Accounting and Reporting by Development Stage Companies.” We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) to March 31, 2013.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On February 6, 2013, the Company’s sole director approved a change in our fiscal year end from May 31 to December 31, with the change to the reporting cycle beginning January 1, 2013.

The condensed consolidated financial statements of Theron (hereinafter referred to as the "Company," unless the context indicates otherwise) at March 31, 2013, for the three months ended March 31, 2013 and 2012, and for the period from April 11, 2006 (inception) to March 31, 2013 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2013, the results of its operations for the three months ended March 31, 2013 and 2012, and for the period from April 11, 2006 (inception) to March 31, 2013 (cumulative), and its cash flows for the three months ended March 31, 2013 and 2012, and for the period from April 11, 2006 (inception) to March 31, 2013 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2012 has been derived from the Company's audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC.

Going Concern

The Company’s financial statements at March 31, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred a loss of $24,780 for the three months ended March 31, 2013, as compared to a loss of $2,255 for the three months ended March 31, 2012, and a loss of $200,316 for the period from April 11, 2006 (date of inception) to March 31, 2013. The Company has not generated any revenues. As of March 31, 2013, the Company had a stockholders’ deficiency of $96,820. These conditions raise substantial doubt as to our ability to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic "Earnings per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. For the three months ended March 31, 2013 and 2012, and the period from April 11, 2006 (date of inception) to March 31, 2013, there were no potential dilutive securities.

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic "Share-Based Payment" and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any employee options and no options were cancelled or exercised during the three months ended March 31, 2013 and 2012. As of March 31, 2013, there were no options outstanding.

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

During the three months ended March 31, 2013 and 2012, the Company’s stockholders provided advances of $27,400, to finance our working capital requirements. On March 31, 2013, advances of $38,668 due to three stockholders were forgiven, and have been reflected as additional paid-in capital.

The advances from stockholders totaled $68,891 and $80,159 as of March 31, 2013 and December 31, 2012, respectively. These advances are unsecured, due on demand, and non-interest bearing.

During the three months ended March 31, 2013, the Company’s office facility has been provided without charge by the Company’s major shareholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein. In view of the Company’s limited operations and resources, the major shareholders did not receive any compensation from the Company during the three months ended March 31, 2013 and 2012.

6.	NOTE PAYABLE

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest was due on March 3, 2012 and is currently in default.

During the three months ended March 31, 2013 and 2012, the Company accrued $625 in each period in interest payable under the note.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending March 31, 2013, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the period ended December 31, 2012.

Overview

We were incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group. We are a start-up, development stage company that was originally engaged in exploration of mineral claims to determine if there were commercially exploitable deposits of gold and silver. We revised our business plan to one of purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar, although no letters of intent or binding acquisition agreements have been signed to date. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Flat D-E, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone 852-27425474. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

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

RESULTS OF OPERATIONS

To date, we have not generated any revenues from our former mineral exploration business. We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) to March 31, 2013.

Three Months Ended March 31, 2013 (Unaudited) Compared to Three Months Ended March 31, 2012 (Unaudited)

REVENUES

No revenue was generated for the quarter ended March 31, 2013 and 2012, or for the period from April 11, 2006 (date of inception) to March 31, 2013.

EXPENSES

			From April 11,
	Three months	Three months	2006 (date of
	ended	ended	inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

Expenses
Acquisition of mineral property interest	$-	$-	$4,242
Mineral property exploration	-	-	20,082
Loss on foreign exchange	-	-	97
Professional fees	19,808	1,000	87,286
Communication expenses	-	-	6,884
Office expenses	-	-	13,928
Travel and entertainment	-	-	15,127
Transfer agent	600	600	13,063
Interest expense on promissory notes	625	625	5,206
Filing fees	3,683	-	34,127
Other services	64	30	275
Total expenses	$24,780	$2,255	$200,316

SUMMARY – Total expenses for the quarter ended March 31, 2013, amounted to $24,780, while $2,255 was spent in the similar period ended March 31, 2012. A total of $200,316 in expenses has been incurred since inception on April 11, 2006, through March 31, 2013. A highlight of costs for the period is as follows:

Professional Fees: $19,808 in professional fees were incurred for the quarter ended March 31, 2013 compared to $1,000 for the period ended March 31, 2012. The significant increase in professional fees between periods was the result of additional fees for consulting services in connection with the preparation and filing of our transition report on Form 10-K related to the change in our fiscal year end from May 31 to December 31,. From inception on April 11, 2006, we have incurred $87,286 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Company.

Transfer Agent Fees: We spent $600 in transfer agent fees and related costs during the first quarter of 2013 and $600 in the similar period in 2012. From April 11, 2006 (date of inception) to March 31, 2013, we have spent $13,063 on transfer agent expenses. These costs will vary depending on our share issuances.

Interest Expense On Promissory Note: We accrued $625 in interest expenses on the promissory note payable for both the quarters ended March 31, 2013 and 2012. From April 11, 2006 (date of inception) to March 31, 2013, a total of $5,206 has been accrued for future payment of the interest expense due to the costs of promissory notes

EDGAR Filing Fees: $3,683 and $0 (nil) in filing fee expenses were incurred for the quarters ended March 31, 2013 and 2012, respectively. For the period from April 11, 2006 (date of inception) to March 31, 2013, Theron has spent $34,127 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

Other General And Administrative Costs: $64 in other costs have been expensed for the quarter ended March 31, 2013 and $30 has been incurred in the similar period ended March 31, 2012. From April 11, 2006 (date of inception) to March 31, 2013, we have expended $275 ($50 of which represents contributed expense) on other or miscellaneous expenses or services. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

INCOME TAX PROVISION – As a result of operating losses, there has been no provision for the payment of income taxes to date in 2013 or from the date of inception.

NET LOSS – For the three months ended March 31, 2013, the net loss was $24,780 ($0.00 per share) as compared to a loss of $2,255 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at March 31, 2013, and 2012. The net loss from inception to March 31, 2013 is $200,316.

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

PLAN OF OPERATION

As of March 31, 2013, we had a stockholders’ deficiency of $96,820.

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

Historically, our revenues have not been sufficient to meet operating and capital expenses. We have incurred operating losses since inception. The working capital requirements of the new business may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination, as appropriate.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their annual report on the financial statements for the seven months ended December 31, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the quarter ended March 31, 2013, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers, directors and shareholders to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to March 31, 2013 was $222,559 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs), a $50,000 promissory note through an unrelated party and net advances of $80,159 from shareholders. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of three subscribers. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 shareholders.

As of March 31, 2013, the Company had a note payable of $50,000 plus accrued interest of $5,207. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of March 31, 2013, the Company had outstanding advances from shareholders of $68,891. The advances are unsecured, due on demand, and non-interest bearing. On March 31, 2013, advances of shareholders totaling $38,668 were forgiven.

As of March 31, 2013, our total assets, consisting entirely of cash and prepayments, amounted to $30,000 and total liabilities were $126,820, mainly including a promissory note payable of $50,000 and shareholder advances of $68,891. We had a working capital deficit of $96,820.

NET CASH USED IN OPERATING ACTIVITIES – For the three month period ended March 31, 2013, $27,400 in net cash was used and for the similar period ended on March 31, 2012, the amount was $32. We have used $222,559 in net cash from inception on April 11, 2006 to March 31, 2013.

COMMON STOCK – Net cash provided by equity financing activities during the quarters ended March 31, 2013 and 2012 was nil ($0); $65,000 was received for the period from inception on April 11, 2006, through to and including March 31, 2013. No options or warrants were issued to issue shares at a later date in the most recent quarter.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Taxonomy Extension Presentation Linkbase

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

Date: May 20, 2013

BY:	/s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)