Form 10-Q
period 2013-06-30
Theron Resource Group
filed 2013-08-19
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended June 30, 2013

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
7,900,000 shares of Common Stock as of August 16, 2013.

THERON RESOURCE GROUP

TABLE OF CONTENTS

		Page
PART I
Item 1	FINANCIAL STATEMENTS	3
	Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	3
	Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the three months and six months ended June 30, 2013 and 2012 and from April 11, 2006 (date of inception) to June 30, 2013	4
	Unaudited Condensed Statements of Changes in Stockholders’ Deficiency for the six months ended June 30, 2013 and from April 11, 2006 (date of inception) to June 30, 2013	5
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and from April 11, 2006 (date of inception) to June 30, 2013.	6
	Notes to Condensed Financial Statements	7
Item 2	MANAGEMENT’S DISCUSSION AND ALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
Item 4	CONTROLS AND PROCEDURES	14
PART II
Item 6	EXHIBITS	14
	SIGNATURES	15

PART I

ITEM 1. FINANCIAL STATEMENTS

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)

Current assets
Prepayments	$10,000	$25,000
Total Assets	$10,000	$25,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,200	$968
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	5,832	4,581
Advances from stockholders	85,015	80,159
Total current liabilities	142,047	135,708

Stockholders’ deficiency:
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	57,150
Accumulated other comprehensive loss	(222)	(222)
Deficit accumulated during the development stage	(235,543)	(175,536)
Total stockholders’ deficiency	(132,047)	(110,708)

Total liabilities and stockholders’ deficiency	$10,000	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in U.S. dollars)

					From April 11,
					2006 (date of
	Three months ended		Six months ended		inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses	(35,227)	(15,894)	(60,007)	(18,149)	(235,543)

Net loss	(35,227)	(15,894)	(60,007)	(18,149)	(235,543)

Other comprehensive loss
Currency exchange loss	-	-	-	-	(222)

Comprehensive loss	$(35,227)	$(15,894)	$(60,007)	$(18,149)	$(235,765)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares used in per share calculations	7,900,000	7,900,000	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Expressed in U.S. dollars)

					Deficit
					accumulated
			Additional	Other	during the	Total
	Common stock	Common	paid-in	comprehensive	exploration	stockholders’
	outstanding	stock	capital	loss	stage	deficit
Balance, April 11, 2006 (inception)	$-	$-	$-	$-	$-	$-
Common shares issued for cash	6,000,000	6,000	-	-	-	6,000
Balance, May 31, 2006	6,000,000	6,000	-	-	-	6,000
Common shares issued for cash	900,000	900	8,100	-	-	9,000
Contributed services	-	-	50	-	-	50
Currency exchange loss	-	-	-	(222)	-	(222)
Net loss for the year	-	-	-	-	(14,774)	(14,774)
Balance, May 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Net loss for the year	-	-	-	-	(18,165)	(18,165)
Balance, May 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	-	-	50,000
Net loss for the year	-	-	-	-	(35,834)	(35,834)
Balance, May 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net loss for the year	-	-	-	-	(16,555)	(16,555)
Balance, May 31, 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)
Net loss for the year	-	-	-	-	(17,933)	(17,933)
Balance, May 31, 2011	7,900,000	7,900	57,150	(222)	(103,261)	(38,433)
Net loss for the year	-	-	-	-	(39,756)	(39,756)
Balance, May 31, 2012	7,900,000	7,900	57,150	(222)	(143,017)	(78,189)
Net loss for the period	-	-	-	-	(32,519)	(32,519)
Balance, December 31, 2012	7,900,000	7,900	57,150	(222)	(175,536)	(110,708)
Stockholders’ contributions	-	-	38,668	-	-	38,668
Net loss for the six-month period	-	-	-	-	(60,007)	(60,007)
Balance, June 30, 2013 (Unaudited)	7,900,000	$7,900	$95,818	$(222)	$(235,543)	$(132,047)

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

			From April 11,
			2006 (date of
	Six months ended	Six months ended	inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used for operating activities
Net loss	$(60,007)	$(18,149)	$(235,543)

Adjustments to reconcile net loss to net cash used for operating activities
Contributed services	-	-	50
Other comprehensive loss	-	-	(222)

Changes in operating assets and liabilities
Increase in interest accrued on promissory notes payable	1,251	1,250	5,832
(Increase)/decrease in prepaid expenses	15,000	-	(10,000)
Increase in accounts payable and accrued liabilities	232	4,644	1,200
Cash flows used for operating activities	(43,524)	(12,255)	(238,683)

Cash flows from financing activities
Repayment of shareholders’ advances	-	-	(766)
Advances from shareholders	43,524	12,234	124,449
Issuance of promissory notes	-	-	50,000
Proceeds from issuance of common stock	-	-	65,000
Cash flows from financing activities	43,524	12,234	238,683

Decrease in cash and cash equivalents	-	(21)	-
Cash and cash equivalents – Beginning of period	-	106	-
Cash and cash equivalents – End of period	$-	$85	$-

Supplementary information
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$-	$50
Stockholder advances contributed to capital	38,668	-	38,668

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

Theron is a “development stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic 915 “Accounting and Reporting by Development Stage Companies.” We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) to June 30, 2013.

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

The condensed consolidated financial statements of Theron (hereinafter referred to as the "Company", unless the context indicates otherwise) at June 30, 2013, for the three months and six months ended June 30, 2013 and 2012, and for the period from April 11, 2006 (inception) to June 30, 2013 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2013, the results of its operations for the three months and six months ended June 30, 2013 and 2012, and for the period from April 11, 2006 (inception) to June 30, 2013 (cumulative), and its cash flows for the six months ended June 30, 2013 and 2012, and for the period from April 11, 2006 (inception) to June 30, 2013 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2012 has been derived from the Company's audited financial statements.

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

Going Concern

The Company’s financial statements at June 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred losses of $60,007 for the six months ended June 30, 2013. The Company has not generated any revenues. As of June 30, 2013, the Company had a stockholders’ deficiency of $132,047. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic "Earnings per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. For the three months and six months ended June 30, 2013 and 2012, and the period from April 11, 2006 (date of inception) to June 30, 2013, there were no potential dilutive securities.

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic "Share-Based Payment" and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any employee options and no options were cancelled or exercised during the three months and six months ended June 30, 2013 and 2012. As of June 30, 2013, there were no options outstanding.

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

During the six months ended June 30, 2013, the Company’s stockholders provided advances of $43,524, to finance our working capital requirements. On March 31, 2013, advances of $38,668 due to three stockholders were forgiven, and have been reflected as additional paid-in capital.

The advances from stockholders totaled $85,015 and $80,159 as of June 30, 2013 and December 31, 2012, respectively. These advances are unsecured, due on demand, and non-interest bearing.

During the three months and six months ended June 30, 2013, the Company’s office facility has been provided without charge by the Company’s major shareholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein. In view of the Company’s limited operations and resources, the major shareholders did not receive any compensation from the Company during the three months and six months ended June 30, 2013 and 2012.

6.           NOTE PAYABLE – IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest was due on March 3, 2012 and is currently in default.

During the three months and six months ended June 30, 2013, the Company accrued $625 and $1,250 in interest payable under the note respectively, as compared to $625 and $1,250 for the three months and six months ended June 30, 2012.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending June 30, 2013, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the period ended December 31, 2012.

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

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the three months and six months ended June 30, 2013 and 2012. To date, we have not generated any revenues from our mineral exploration business. We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) to June 30, 2013.

REVENUES

REVENUE – No revenue was generated for three months and six months ended June 30, 2013 and 2012, or for the period from April 11, 2006 (date of inception) to June 30, 2013.

EXPENSES

					From April 11,
					2006 (date of
	Three months ended		Six months ended		inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expenses
Acquisition of mineral property interest	$-	$-	$-	$-	$4,242
Mineral property exploration	-	-	-	-	20,082
Loss on foreign exchange	-	2	-	3	97
Professional fees	33,777	2,253	53,585	3,252	121,062
Communication expenses	-	2,597	-	2,597	6,884
Office expenses	-	2,713	-	2,713	13,928
Travel and entertainment	-	2,595	-	2,595	15,127
Transfer agent	600	400	1,200	1,000	13,663
Interest expense on promissory notes	625	625	1,250	1,250	5,831
Filing fees	225	4,627	3,908	4,627	34,352
Other services	-	82	64	112	275
Total expenses	$35,227	$15,894	$60,007	$18,149	$235,543

SUMMARY – Total expenses for the three months and six months ended June 30, 2013, amounted to $35,227 and $60,007, respectively, while $15,894 and $18,149 were spent in the similar periods in 2012. A total of $235,543 in expenses has been incurred since inception on April 11, 2006, through June 30, 2013. The costs can be subdivided into the following categories which have varied from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY ACQUISITION COSTS: No mineral property acquisition costs were incurred in the current quarters under review. From April 11, 2006 (date of inception) to June 30, 2013, Theron has spent a total of $4,242 on mineral property acquisition expenses. We do not intend to incur this type of expenditure in the future due to the fact that we changed our business plan to pursue acquisitions in the gaming industry.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred in the periods under review. From April 11, 2006 (date of inception) to June 30, 2013, we have spent $20,082 on mineral exploration expenses. We do not intend to incur this type of expenditure in the future due to the fact that we changed our business plan to pursue acquisitions in the gaming industry.

PROFESSIONAL FEES: $33,777 and $53,585 in professional fees were incurred for the three months and six months ended June 30, 2013, while $2,253 and $3,253 were spent in the similar periods in 2012. From inception on April 11, 2006, we have incurred $121,062 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Company.

COMMUNICATIONS EXPENSES: $0(nil) in communications costs were incurred in the three months and six months ended on June 30, 2013, while $2,597 and $2,597 were incurred in the similar periods ended June 30, 2012. From April 11, 2006 (date of inception) to June 30, 2013, $6,884 has been spent on communication costs.

OFFICE EXPENSES: $0(Nil) was expended on the office for the three months and six months ended June 30, 2013, while $2,713 and $2,713 were spent in the similar periods 2012. From April 11, 2006 (date of inception) to June 30, 2013, a total of $13,928 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

TRAVEL, ENTERTAINMENT AND MEAL EXPENSES: $0 (Nil) in travel, entertainment or meal expenses were incurred for the three months and six months ended June 30, 2013, while $2,595 and $2,595 were spent in the similar periods in 2012. For the period from April 11, 2006 (date of inception) to June 30, 2013, a total of $15,127 has been spent on this category.

TRANSFER AGENT FEES: We spent $600 and $1,200 in transfer agent fees and related costs during the three months and six months ended June 30, 2013, while $400 and $1,000 were spent in the similar periods in 2012. From April 11, 2006 (date of inception) to June 30, 2013, we have spent $13,663 on transfer agent expenses. These costs will vary depending on our share issuances.

INTEREST EXPENSE ON PROMISSORY NOTE: We accrued $625 and $1,250 in interest expenses on the promissory note payable for the three months and six months ended June 30, 2013, while $625 and $1,250 were spent in the similar periods in 2012. From April 11, 2006 (date of inception) to June 30, 2013, a total of $5,831 has been accrued for future payment of the interest expense due to the costs of promissory notes.

EDGAR FILING FEES: $225 and $3,908 in filing fee expenses were incurred for the three months and six months ended June 30, 2013, respectively, while $4,627 and $4,627 were spent in the similar periods in 2012. For the period from April 11, 2006 (date of inception) to June 30, 2013, Theron has spent $34,352 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 and $64 in other costs have been expensed for the three months and six months ended June 30, 2013, and $82 and $112 have been incurred in the similar periods ended June 30, 2012. From April 11, 2006 (date of inception) to June 30, 2013, we have expended $275 ($50 of which represents contributed expense) on other or miscellaneous expenses or services.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2013 or from the date of inception.

NET LOSS: For the three months and six months ended June 30, 2013, the net losses were $35,227 ($0.00 per share) and $60,007 ($0.01 per share), compared to losses of $15,894 ($0.00 per share) and $18,149 ($0.00 per share) for the similar periods last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at June 30, 2013, and 2012. The net loss from inception to June 30, 2013 was $235,543.

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

PLAN OF OPERATION

As of June 30, 2013, we had a stockholders’ deficiency of $132,047.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months and six months on June 30, 2013, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers, directors and shareholders to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to June 30, 2013 was $238,683 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs), a $50,000 promissory note through an unrelated party and net advances of $123,683 from shareholders. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of three subscribers. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 shareholders.

As of June 30, 2013, the Company had a note payable of $50,000 plus accrued interest of $5,832. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of June 30, 2013, the Company had outstanding advances from shareholders of $85,015. The advances are unsecured, due on demand, and non-interest bearing. On March 31, 2013, advances of shareholders totaling $38,668 were forgiven.

As of June 30, 2013, our total assets, consisting entirely of prepayments, amounted to $10,000 and total liabilities were $142,047, mainly including a promissory note payable of $50,000 and shareholder advances of $85,015. We had a working capital deficit of $132,047.

NET CASH USED IN OPERATING ACTIVITIES: For the six-month period ended June 30, 2013, $43,524 in net cash was used and for the similar period ended on June 30, 2012, the amount was $12,255. We have used $238,683 in net cash from inception on April 11, 2006 to June 30, 2013.

COMMON STOCK –Net cash provided by equity financing activities during the six-month period ended June 30, 2013 and 2012 was nil ($0); $65,000 was received for the period from inception on April 11, 2006, through to and including June 30, 2013. No options or warrants were issued to issue shares at a later date in the most recent quarter.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: August 19, 2013

	BY:	/s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)