Form 10-Q
period 2013-09-30
Theron Resource Group
filed 2013-11-19
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended September 30, 2013

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
Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of November 6, 2013.

THERON RESOURCE GROUP

TABLE OF CONTENTS

		Page
PART I
Item 1	FINANCIAL STATEMENTS
	Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2013 and 2012 and from April 11, 2006 (date of inception) to September 30, 2013	4
	Unaudited Condensed Statements of Changes in Stockholders’ Deficiency for the period from April 11, 2006 (date of inception) to September 30, 2013	5
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and from April 11, 2006 (date of inception) to September 30, 2013.	6
	Notes to Condensed Unaudited Financial Statements	7
Item 2	MANAGEMENT’S DISCUSSION AND ALAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
Item 4	CONTROLS AND PROCEDURES	13
PART II
Item 6	EXHIBITS
	SIGNATURES

PART I

ITEM 1.	FINANCIAL STATEMENTS

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)

Current assets
Prepayments	$10,000	$25,000
Total Assets	$10,000	$25,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,800	$968
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	6,457	4,581
Advances from stockholders	97,259	80,159
Total current liabilities	155,516	135,708

Stockholders’ deficiency:
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	57,150
Accumulated other comprehensive loss	(222)	(222)
Deficit accumulated during the development stage	(249,012)	(175,536)
Total stockholders’ deficiency	(145,516)	(110,708)

Total liabilities and stockholders’ deficiency	$10,000	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in U.S. dollars)

					From April 11,
					2006 (date of
					inception) to
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-
General and Administrative Expenses	(12,844)	(13,572)	(71,601)	(30,470)	(242,556)
Loss from Operations	(12,844)	(13,572)	(71,601)	(30,470)	(242,556)
Interest Expense	(625)	(625)	(1,875)	(1,875)	(6,456)
Net Loss	(13,469)	(14,197)	(73,476)	(32,345)	(249,012)
Other comprehensive loss
Currency exchange loss	-	-	-	-	(222)
Comprehensive loss	$(13,469)	$(14,197)	$(73,476)	$(32,345)	$(249,234)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares used in per share calculations	7,900,000	7,900,000	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Expressed in U.S. dollars)

					Deficit
					accumulated
			Additional	Other	during the	Total
	Common stock	Common	paid-in	comprehensive	development	stockholders’
	outstanding	stock	capital	loss	stage	deficit
Balance, April 11, 2006 (inception)	$-	$-	$-	$-	$-	$-
Common shares issued for cash	6,000,000	6,000	-	-	-	6,000
Balance, May 31, 2006	6,000,000	6,000	-	-	-	6,000
Common shares issued for cash	900,000	900	8,100	-	-	9,000
Contributed services	-	-	50	-	-	50
Currency exchange loss	-	-	-	(222)	-	(222)
Net loss for the year	-	-	-	-	(14,774)	(14,774)
Balance, May 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Net loss for the year	-	-	-	-	(18,165)	(18,165)
Balance, May 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	-	-	50,000
Net loss for the year	-	-	-	-	(35,834)	(35,834)
Balance, May 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net loss for the year	-	-	-	-	(16,555)	(16,555)
Balance, May 31, 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)
Net loss for the year	-	-	-	-	(17,933)	(17,933)
Balance, May 31, 2011	7,900,000	7,900	57,150	(222)	(103,261)	(38,433)
Net loss for the year	-	-	-	-	(39,756)	(39,756)
Balance, May 31, 2012	7,900,000	7,900	57,150	(222)	(143,017)	(78,189)
Net loss for the period	-	-	-	-	(32,519)	(32,519)
Balance, December 31, 2012	7,900,000	7,900	57,150	(222)	(175,536)	(110,708)
Stockholders’ contributions	-	-	38,668	-	-	38,668
Net loss for the nine-month period	-	-	-	-	(73,476)	(73,476)
Balance, September 30, 2013 (Unaudited)	7,900,000	$7,900	$95,818	$(222)	$(249,012)	$(145,516)

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

			From April 11,
			2006 (date of
	Nine months ended	Nine months ended	inception) to
	September 30,	September 30,	September 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used for operating activities
Net loss	$(73,476)	$(32,345)	$(249,012)

Adjustments to reconcile net loss to net cash used for operating activities
Contributed services	-	-	50
Other comprehensive loss	-	-	(222)

Changes in operating assets and liabilities
Increase in interest accrued on promissory notes payable	1,876	1,875	6,457
Increase (decrease) in prepaid expenses	15,000	-	(10,000)
Decrease (increase) in accounts payable and accrued liabilities	832	(7,515)	1,800
Cash flows used for operating activities	(55,768)	(37,985)	(250,927)

Cash flows from financing activities
Repayment of stockholders’ advances	-	-	(766)
Advances from stockholders	55,768	37,903	136,693
Issuance of promissory notes	-	-	50,000
Proceeds from issuance of common stock	-	-	65,000
Cash flows from financing activities	55,768	37,903	250,927

Decrease in cash and cash equivalents	-	(82)	-
Cash and cash equivalents – Beginning of period	-	106	-
Cash and cash equivalents – End of period	$-	$24	$-

Supplementary information
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$-	$50
Stockholder advances contributed to capital	38,668	-	38,668

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS

Theron Resource Group (the “Company”, “Theron”, or “THRO”) was incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. Our new business plan anticipates purchasing and merging into two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

Theron is a “development stage company” and is subject to compliance with ASC (Accounting Standards Codification) Topic 915 “Accounting and Reporting by Development Stage Companies.” We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) up to September 30, 2013.

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

The condensed consolidated financial statements of Theron (hereinafter referred to as the "Company", unless the context indicates otherwise) at September 30, 2013, for the three months and nine months ended September 30, 2013 and 2012, and for the period from April 11, 2006 (inception) to September 30, 2013 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2013, the results of its operations for the three months and nine months ended September 30, 2013 and 2012, and for the period from April 11, 2006 (inception) to September 30, 2013 (cumulative), and its cash flows for the nine months ended September 30, 2013 and 2012, and for the period from April 11, 2006 (inception) to September 30, 2013 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2012 has been derived from the Company's audited financial statements included in the Form 10-K for the period ended December 31, 2012.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the SEC.

Going Concern

The Company’s financial statements at September 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We incurred losses of $73,476 for the nine months ended September 30, 2013. The Company has not generated any revenues. As of September 30, 2013, the Company had a stockholders’ deficiency of $145,516. These conditions raise substantial doubt as to our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and diluted net loss per share

We compute net income (loss) per share in accordance with ASC Topic "Earnings per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. For the three months and nine months ended September 30, 2013 and 2012, and the period from April 11, 2006 (date of inception) to September 30, 2013, there were no potential dilutive securities.

Stock Based Compensation

We account for our stock-based compensation in accordance with ASC Topic "Share-Based Payment" and recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. We did not grant any employee options and no options were cancelled or exercised during the three months and nine months ended September 30, 2013 and 2012. As of September 30, 2013, there were no options outstanding.

Recently Issued Accounting Pronouncements

As of the date of this quarterly report is filed, there are no recent accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

4	COMMON STOCK TRANSACTIONS

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

Activity for the period from June 1, 2007 to May 31, 2008

During April and May, 2008, the Company received $41,500 and had a subscription receivable in the amount of $8,500 for the issuance of 1,000,000 shares of common stock subscribed for at a price of $0.05 per share pursuant to our SB-2 registration statement dated October 11, 2007. In addition, three stockholders resold 900,000 shares between December 23, 2007 and May 31, 2008. The total of 1,900,000 shares of common stock issued or resold were issued or resold prior to the declaration of an effective date for the SB-2 registration statement.

As a result, on April 3, 2009, we made a rescission offering to the subscribers and the selling stockholders to refund their monies with interest if so requested under an S-1 Rescission Offering registration statement. The recession statement became effective April 13, 2009 and closed on May 14, 2009 with no stockholders accepting the offering.

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

During the year ended May 31, 2007, former officers of the Company contributed administrative services to the Company valued at $50 and were recorded as capital contribution in the year.

In April 2006 we issued a total of 6,000,000 shares of restricted common stock to our former director, Jerry Satchwell, for $6,000 ($0.001 per share) as founder shares. (see Note 4).

As of December 31, 2012, advances from stockholders were $80,159. During the nine months ended September 30, 2013, a stockholder provided advances of $55,768 to finance our working capital requirements. In March 2013, three stockholders forgave advances made by them in prior years amounting to $38,668, which have been reflected as capital contribution. As of September 30, 2013, advances from stockholders amounted to $97,259. These advances are unsecured, due on demand, and non-interest bearing.

During the three months and nine months ended September 30, 2013 and 2012, the Company’s office facility has been provided without charge by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the three months and nine months ended September 30, 2013 and 2012.

6.	NOTE PAYABLE – IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is evidenced by a note payable dated March 3, 2011, bearing interest at 5% per annum. The note payable plus accrued interest was due on March 3, 2012 and is currently in default. As of December 31, 2012, outstanding note balance amounted to $50,000 and unpaid interest of $4,581.

During the three months and nine months ended September 30, 2013, the Company accrued $625 and $1,876 in interest payable under the note respectively, as compared to $625 and $1,875 for the three months and nine months ended September 30, 2012. As of September 30, 2013, outstanding note balance amounted to $50,000 and unpaid interest of $6,457.

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

As used in this quarterly report, the terms “we,” “us,” “our,” “THRO” and “Theron” mean Theron Resource Group, unless otherwise indicated.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending September 30, 2013, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the period ended December 31, 2012.

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

We have revised our business plan to one of purchasing and merging into two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

Employees

At present, we have no employees, other than Mr. Tsang, our officer and director. He does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Offices

Our principal office is located at Flat D-E, 24/F, Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone (852) 2752-5474. Our principal office is provided by our major stockholder, Horizon Investment Club Limited, without charge, but such arrangement may be cancelled at anytime without notice. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the three months and nine months ended September 30, 2013 and 2012. To date, we have not generated any revenues from our mineral exploration business. We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) up to September 30, 2013.

REVENUE

No revenue was generated for three months and nine months ended September 30, 2013 and 2012, or for the period from April 11, 2006 (date of inception) up to September 30, 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months and nine months ended September 30, 2013, amounted to $12,844 and $71,601, respectively, while $13,572 and $30,470 was spent in the similar periods in 2012. Expenses for the periods mainly include filing expenses and professional fees related to SEC filings.

A total of $242,556 in expenses has been incurred since inception on April 11, 2006, through September 30, 2013. The expenses have varied from quarter to quarter based on the level of corporate activity.

INTEREST EXPENSE

Interest expense for the three months and nine months ended September 30, 2013, amounted to $625 and $1,875, respectively, while $625 and $1,875 was recorded in the similar periods in 2012. Interest expense for the periods is attributable to a $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2013 or from the date of inception.

NET LOSS

For the three months and nine months ended September 30, 2013, the net losses were $13,469 ($0.00 per share) and $73,476 ($0.01 per share), compared to losses of $14,197 ($0.00 per share) and $32,345 ($0.00 per share) for the similar periods last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at September 30, 2013, and 2012. The net loss from inception to September 30, 2013 was $249,012.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of September 30, 2013, we had a stockholders’ deficiency of $145,516.

Our new business plan is one of purchasing and merging into two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar. We do not intend to proceed with the exploration of the George mineral claims to determine if there are commercially exploitable deposits of gold and silver.

Historically, we have not generated any revenues to meet operating and capital expenses. We have incurred operating losses since inception. The working capital requirements of the new business may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination, as appropriate.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months and nine months on September 30, 2013, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers, directors and stockholders to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on April 11, 2006 to September 30, 2013 was $250,927 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs), a $50,000 promissory note through an unrelated party and net advances of $135,927 from stockholders. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of three subscribers. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 subscribers.

As of September 30, 2013, the Company had a note payable of $50,000 plus accrued interest of $6,457. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of September 30, 2013, the Company had outstanding advances from stockholders of $97,259. The advances are unsecured, due on demand, and non-interest bearing. On March 31, 2013, advances of stockholders totaling $38,668 were forgiven.

As of September 30, 2013, our total assets, consisting entirely of cash and prepayments, amounted to $10,000 and total liabilities were $155,516, mainly including a promissory note payable of $50,000 and stockholder advances of $97,259. We had a working capital deficit of $145,516.

NET CASH USED IN OPERATING ACTIVITIES: For the nine-month period ended September 30, 2013, $55,768 in net cash was used and for the similar period ended on September 30, 2012, the amount was $37,985. We have used $250,927 in net cash from inception on April 11, 2006 to September 30, 2013.

COMMON STOCK – Net cash provided by equity financing activities during the nine-month period ended September 30, 2013 and 2012 was nil ($0); $65,000 was received for the period from inception on April 11, 2006, through to and including September 30, 2013. No options or warrants were issued to issue shares at a later date in the most recent quarter.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: November 19, 2013

	BY:	/s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)