Form 10-K
period 2013-12-31
Theron Resource Group
filed 2014-04-15
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")

For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________to __________

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

Yes [X]                       No [   ]

As of March 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,729,000 by reference to the price at which the common equity was last sold, which was $0.91 on May 4, 2010.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of March 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

THERON RESOURCE GROUP

PART I

ITEM 1.	BUSINESS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may," "will," "should," "plans," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements stated or implied by these statements.

As used in this report, the terms "we," "us," "our," "Theron" or "THRO" and the "Company" mean Theron Resource Group, unless otherwise indicated.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars ("USD" or "US$" or "$") and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common shares" refer to the common shares in our capital stock.

Theron is a development stage corporation.

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Flat DE, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone 852-27425474. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, development stage corporation and our current business plan anticipates purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

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

Shares of our common stock became available for quotation on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "THRO" on December 17, 2009. Our common stock is currently quoted on the OTCQB tier of the OTC Markets Group. The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The following table sets forth the high and low sale prices for our common stock as reported on Nasdaq.com for the periods indicated.*

	Common Stock
	High	Low
Year Ended December 31, 2013
Three months ended December 31, 2013	$0.91	$0.91
Three months ended September 30, 2013	$0.91	$0.91
Three months ended June 30, 2013	$0.91	$0.91
Three months ended March 31, 2013	$0.91	$0.91

Year Ended December 31, 2012
Three months ended December 31, 2012	$0.91	$0.91
Three months ended September 30, 2012	$0.91	$0.91
Three months ended June 30, 2012	$0.91	$0.91
Three months ended March 31, 2012	$0.91	$0.91

* The share prices shown represent the price of our common stock on the date it was last sold, May 10, 2010.

Holders

As of March 31, 2014, we had 50 holders of record of our common stock. There are 7,900,000 shares outstanding.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2013, there were no warrants or options outstanding to acquire any shares of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying financial statements and their related notes included in this Report. References in this section to "we," "us," "our," or the "Company" are to the business of Theron Resource Group.

This Report contains forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expects," "intends," "estimates," "continues," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

BUSINESS OVERVIEW

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Flat DE, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone (852) 2742-5474. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, development stage corporation and our current business plan anticipates purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of our financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

Our audited financial statements and the notes thereto contain more details of critical accounting policies and other disclosures required by U.S. GAAP.

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the years ended December 31, 2013 and 2012. We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) up to December 31, 2013.

REVENUE

No revenue was generated for the years ended December 31, 2013 and 2012, or for the period from April 11, 2006 (date of inception) to December 31, 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the years ended December 31, 2013 and 2012, amounted to $111,036 and $47,951, respectively. The increase in expenses between the two periods is mainly due to valuation fees in connection with two companies that THRO is considering acquiring, filing expenses and professional fees related to SEC filings.

A total of $281,991 in expenses has been incurred since inception on April 11, 2006, through December 31, 2013. The expenses have varied based on the level of corporate activity.

INTEREST EXPENSE

Interest expense for both the years ended December 30, 2013 and 2012 amounted to $2,500, respectively. Interest expense for the years is attributable to a $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2013 or from the date of inception.

NET LOSS

For the year ended December 31, 2013, the net loss was $113,536 ($0.01 per share), compared to a loss of $50,451 ($0.01 per share) for the year ended December 31, 2012. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at December 31, 2013 and 2012, respectively. The net loss from inception to December 31, 2013 was $289,294.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees other than our officer and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of December 31, 2013, we had a stockholders’ deficiency of $185,576.

Our current business plan is one of purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

We have not recorded any revenues and have historically relied on issuance of debt and equity instruments for cash and advances from our stockholders to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2014. The working capital requirements of the new business may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination, as appropriate.

As at December 31, 2013, we had a working capital deficit of $185,576.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the financial statements for the year ended December 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we have yet generated any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers, directors and stockholders to raise money for our optioned acquisition and for corporate expenses.

NET CASH PROVIDED BY FINANCING ACTIVITIES: From inception on April 11, 2006 to December 31, 2013 net cash provided by financing activities was $289,762 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs), a $50,000 promissory note through an unrelated party and net advances of $174,762 from stockholders. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of three subscribers. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 subscribers.

As of December 31, 2013, the Company had a note payable of $50,000 plus accrued interest of $7,082. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

On March 31, 2013, advances from stockholders totaling $38,668 made in prior years were forgiven and as a result, were accounted as a capital contribution. As of December 31, 2013, the Company had outstanding advances from stockholders of $136,094. The advances are unsecured, due on demand, and non-interest bearing.

As of December 31, 2013, our total assets, consisting entirely of prepayments, amounted to $10,000 and total liabilities were $195,576, mainly including a promissory note payable of $50,000 and stockholder advances of $136,094.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended December 31, 2013, $94,603 in net cash was used and for the year ended on December 31, 2012, the amount was $79,353. We used $289,762 in net cash for operating activities from inception on April 11, 2006 to December 31, 2013.

COMMON STOCK: There was no cash provided by equity financing activities during the years ended December 31, 2013 and 2012. A total of $65,000 was received from inception on April 11, 2006, through to and including December 31, 2013. There were no options or warrants granted to purchase our shares of common stock during the years ended December 31, 2013 and 2012, and from inception on April 11, 2006 up to December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Theron Resource Group

               We have audited the accompanying balance sheets of Theron Resource Group (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theron Resource Group as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its convertible notes and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.
Los Angeles, California
April 15, 2014

THERON RESOURCE GROUP
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets
Prepayments	$10,000	$25,000
Total assets	$10,000	$25,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$2,400	$968
Promissory note payable – in default	50,000	50,000
Interest due on promissory notes payable	7,082	4,581
Advances from stockholders	136,094	80,159
Total current liabilities	195,576	135,708

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	57,150
Accumulated other comprehensive loss	(222)	(222)
Deficit accumulated during the development stage	(289,072)	(175,536)
Total stockholders’ deficiency	(185,576)	(110,708)

Total liabilities and stockholders’ deficiency	$10,000	$25,000

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

			From April 11,
			2006(date of
	Year ended	Year ended	inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013
			(Unaudited)
Revenue	$-	$-	$-

General and Administrative Expenses	111,036	47,951	281,991

Loss from Operations	(111,036)	(47,951)	(281,991)

Interest Expense	2,500	2,500	7,081

Net loss	(113,536)	(50,451)	(289,072)

Other comprehensive loss
- Currency exchange loss	-	-	(222)

Comprehensive loss	$(113,536)	$(50,451)	$(289,294)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares used in per share calculations	7,900,000	7,900,000

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in U.S. dollars)

					Deficit
					accumulate	Total
	Common		Additional	Other	during the	stockholders
	stock	Common	paid-in	comprehensive	development	deficiency
	outstanding	stock	capital	loss	stage
Balance, April 11, 2006 (inception)	-	$-	$-	$-	$-	$-
Common shares issued for cash	6,000,000	6,000	-	-	-	6,000
Balance, May 31, 2006 (Unaudited)	6,000,000	6,000	-	-	-	6,000
Common shares issued for cash	900,000	900	8,100	-	-	9,000
Contributed services	-	-	50	-	-	50
Currency exchange loss	-	-	-	(222)	-	(222)
Net loss for the year	-	-	-	-	(14,774)	(14,774)
Balance, May 31, 2007 (Unaudited)	6,900,000	6,900	8,150	(222)	(14,774)	54
Net loss for the year	-	-	-	-	(18,165)	(18,165)
Balance, May 31, 2008 (Unaudited)	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	-	-	50,000
Net loss for the year	-	-	-	-	(35,834)	(35,834)
Balance, May 31, 2009 (Unaudited)	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net loss for the year	-	-	-	-	(16,555)	(16,555)
Balance, May 31, 2010 (Unaudited)	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)
Net loss for the year	-	-	-	-	(17,933)	(17,933)
Balance, May 31, 2011 (Unaudited)	7,900,000	7,900	57,150	(222)	(103,261)	(38,433)
Net loss for the period	-	-	-	-	(21,824)	(21,824)
Balance, December 31, 2011 (Unaudited)	7,900,000	7,900	57,150	(222)	(125,085)	(60,257)
Net loss for the year	-	-	-	-	(50,451)	(50,451)
Balance, December 31, 2012	7,000,000	7,900	57,150	(222)	(175,536)	(110,708)
Stockholder’s Contributions	-	-	38,668	-	-	38,668
Net loss for the year	-	-	-	-	(113,536)	(113,536)
Balance, December 31, 2013	7,900,000	$7,900	$95,818	$(222)	$(289,072)	$(185,576)

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

			From April 11,
			2006(date of
	Year ended	Year ended	inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013
			(Unaudited)
Cash flows used for operating activities
Net loss	$(113,536)	$(50,451)	$(289,072)

Adjustments to reconcile net loss to net cash used for operating activities
Contributed services	-	-	50
Currency exchange loss	-	-	(222)

Changes in operating assets and liabilities
Increase in interest accrued on promissory notes payable	2,501	2,500	7,082
Decrease (Increase) in prepayments	15,000	(25,000)	(10,000)
Increase (Decrease) in accounts payable and accrued liabilities	1,432	(6,548)	2,400
Cash flows used for operating activities	(94,603)	(79,499)	(289,762)

Cash flows from financing activities
Repayment of stockholders’ advances	-	-	(766)
Advances from stockholders	94,603	79,393	175,528
Issuance of promissory notes	-	-	50,000
Proceeds from issuance of common stock	-	-	65,000
Cash flows from financing activities	94,603	79,393	289,762

Decrease in cash and cash equivalents	-	(106)	-
Cash and cash equivalents – Beginning of period	-	106	-
Cash and cash equivalents – End of period	$-	$-	$-

Supplementary information
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$-	$50
Stockholder advances contributed to capital	38,668	-	38,668

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Theron Resource Group (the "Company", "Theron", or "THRO") was incorporated in the State of Wyoming on April 11, 2006, as Theron Resource Group. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. Our current business plan anticipates purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

On February 6, 2013, the Company changed in its fiscal year end from May 31 to December 31. The accompanying financial statements have been presented to reflect the change in fiscal year as if it had occurred as of December 31, 2011.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Development Stage

Theron is a "development stage company" and is subject to compliance with ASC (Accounting Standards Codification) Topic 915 "Accounting and Reporting by Development Stage Companies." We are devoting our resources to establishing new business on which operations have not yet commenced; accordingly, no revenues have been earned from April 11, 2006 (date of inception) to December 31, 2013.

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2013, we have an accumulated deficit of $289,072 and a stockholders’ deficiency of $185,576. We have incurred recurring losses from operations since inception, and utilized cash flow from operating activities of $94,603 during the year ended December 31, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by our adoption of authoritative guidance issued by the Financial Accounting Standards Board ("FASB"), with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on our fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

         Level 1—Quoted prices in active markets for identical assets or liabilities.

         Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

         Level 3—Unobservable inputs based on our assumptions.

We are required to use observable market data if such data is available without undue cost and effort.

At December 31, 2013 and December 31, 2012, the fair values accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the years ended December 31, 2013 and 2012. From April 11, 2006 (date of inception) up to December 31, 2013, the Company recorded comprehensive loss of $222 due to foreign currency translation adjustments.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share

Our computation of earnings per share ("EPS") includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

For the years ended December 31, 2013 and 2012, and the period from April 11, 2006 (date of inception) to December 31, 2013, there were no potential dilutive securities.

Stock Based Compensation

We may periodically issue stock options and warrants to officers, directors and consultants for services rendered. Options and warrants vest and expire according to terms established at the grant date. We account for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in our financial statements over the vesting period of the awards. We account for share-based payments to consultants and non-employees by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete. Certain share based awards may contain milestones that need to be achieved before the option begins vesting. Management estimates the probability of achievement of such milestones at each reporting date in calculating the estimate of the share-based cost.

The fair value of the Company's common stock option grants is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not believe the adoption of this update will have a material effect on its financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The Company does not believe the adoption of this update will have a material effect on its financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	COMMON STOCK TRANSACTIONS

On August 23, 2012, Horizon Investment Club Limited, a Chinese investment club that purchases interests in securities and other businesses for members, purchased 6,000,000 shares of the Company’s common stock from its former majority stockholder for $280,000 or $0.047/share representing approximately 76% of the Company’s issued and outstanding shares.

5.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013 and 2012, the Company’s stockholders provided net advances of $94,603 and $79,393, respectively, to finance the Company’s working capital requirements.

In March 2013, advances made by three stockholders in prior years in the aggregate of $38,668 were forgiven. As a result, the Company recorded forgiveness of these advances as a capital contribution.

The outstanding advances from stockholders totaled $136,094 and $80,159 as of December 31, 2013 and 2012, respectively. These advances are unsecured, due on demand, and non-interest bearing.

During the years ended December 31, 2013 and 2012, the Company’s office facility has been provided without charge by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the years ended December 31 and 2012.

6.	NOTE PAYABLE-IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured, bears interest at 5% per annum and matured on March 3, 2012 and is currently in default. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

During both the years ended December 31, 2013 and 2012, the Company accrued $2,500 in interest payable under the note.

7.	COMMITMENTS

On February 21, 2007, the Company optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Upon exercise of the option, we are required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. The Company currently does not intend to exercise the option on the claim.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

As of December 31, 2013, the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, who serves as our principal executive officer and principal financial offer, concluded that our disclosure controls and procedures were not effective as of the end of the year covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2013, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, our President, who serves as our principal executive officer and principal financial officer, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2013 and 2012, and the period from April 11, 2006 (date of inception) to December 31, 2013, in conformity with U.S. GAAP, notwithstanding the material weaknesses we identified.

This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Registrant to provide only management's report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information about our directors and executive officers during the year ended and as of December 31, 2013 is set forth as follows.

Name	Position Held	Age	Date of Appointment
TSANG, Wing Kin	Chief Executive Officer, Chief Operating	35	October 12, 2012
	Officer, Chief Financial Officer and Director

TSANG, Wing Kin, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Director

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

Meetings of Our Board of Directors

Our Board of Directors took all actions by unanimous written consent without a meeting during the years ended December 31, 2013 and 2012.

Director Compensation

The Company did not provide any compensation to its directors in the year ended December 31, 2012, but reimbursed our directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

Significant Employees

Other than the directors and officers described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, persons nominated to become a director, executive officers or control persons have been involved in any of the following events during the past 10 years:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); or

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended, or vacated; or

•
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

•
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the year ended December 31, 2013, all filing requirements applicable to the Company’s officers, directors and beneficial owners of more than 10% of our common stock have been complied with.

Code of Ethics

On April 22, 2007, our board of directors approved a formal written Code of Business Conduct and Ethics and Compliance Program (the "Code"). This Code applies to all officers, directors and employees. The Code was filed as an exhibit to our Form SB-2 filed with the SEC on October 4, 2007. A copy of the Code may be obtained by contacting us at our principal office by letter or e-mail.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We maintain a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

•	Recruiting and retaining talented leadership.
•	Implementing measurable performance targets.
•	Correlating compensation directly with shareowner value.
•	Emphasizing performance based compensation, progressively weighted with seniority level.
•	Adherence to high ethical, safety and leadership standards.

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

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the years ended December 31, 2013 and 2012 by those persons who served as Chief Executive Officer and Chief Financial Officer, and any Named Executive Officer who received compensation in excess of US$100,000 during the periods presented.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Period	($)	($)	($)	($)	($)	($)	($)	($)
TSANG, Wing Kin	Year ended	0	0	0	0	0	0	0	0
CEO, COO, CFO	December 31,
and Director (1)	2013

	Year ended	0	0	0	0	0	0	0	0
	December 31,
	2012
LIANG, Kwong Lim	Year ended	0	0	0	0	0	0	0	0
Former CEO, COO,	December 31,
CFO	2013
and Director (2)
	Year ended	0	0	0	0	0	0	0	0
	December 31,
	2012

(1) Mr. Tsang has served as our CEO, COO, CFO and director since August 20, 2012.
(2) Mr. Liang resigned as our CEO, COO, CFO and director on August 20, 2012.

As of December 31, 2013, the Company did not have any "Grants of Plan-Based Awards", "Outstanding Equity Awards", "Option Exercises and Stock Vested", "Pension Benefits", "Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans", or "Potential Payments Upon Termination or Change in Control" to report.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company’s executives do not have the typical employment agreements that specify compensation or length of employment. These matters are left to the discretion of the Board of Directors and the employee. There are no employment agreements with any executives or key employees at this time.

Limitation of Liability of Directors

The laws of the State of Wyoming and the Company's Bylaws provide for indemnification of the Company's directors for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful.

The Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Change of Control

As of the years ended December 31, 2013 and 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2014 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount of
Name and Address of Beneficial Owner*	Beneficial Ownership	Percentage of Class
Horizon Investment Club Limited	6,000,000	75.9%
13/F, 80 Gloucester Road, Wanchai, Hong Kong.	Common Stock

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 31, 2014. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount of
Name and Address of Beneficial Owner*	Beneficial Ownership	Percentage of Class
TSANG, Wing Kin	Nil	0%
13/F, 80 Gloucester Road, Wanchai, Hong Kong.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no related transactions with our director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof during the years ended December 31, 2013 and 2012.

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

Set forth below are aggregate fees billed by Weinberg and Gruber for professional services rendered for the audits of the Company’s annual financial statements during the fiscal years ended December 31, 2013 and 2012.

Audit Fees

The aggregate fees billed for professional services rendered by Weinberg and Gruber for the years ended December 31, 2013 and the 2012 for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those periods were $24,797 and $16,767, respectively.

Audit Related Fees

The aggregate fees billed in the years ended December 31, 2013 and 2012 for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil.

Tax Fees

The aggregate fees billed in the years ended December 31, 2013 and 2012 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were nil.

All Other Fees

The aggregate fees billed in the years ended December 31, 2013 and 2012 for products and services provided by our principal accountants other than the services reported in items (1), (2) and (3) above were nil.

The Company does not currently have a separate audit committee. Rather, our sole director serves as the audit committee. Our sole director has reviewed and approved the above fees for all of the services described in items (1), (2), (3) and (4), and believes such fees are compatible with the independent registered public accountants’ independence.

PART IV

ITEM 15.	EXHIBITS

(a)(1) Financial Statements

See "Index to Consolidated Financial Statements" set forth on page 10.

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

14	Code Of Business Conduct & Ethics and Compliance Program (incorporated by reference from our registration statement on Form SB-2 filed on Oct. 04, 2007)
16	Letter on changes in certifying accountant from Gruber & Company LLC (incorporated by reference from our Form 8-K/A filed on November 15, 2012)
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS** XBRL	Instance
101. SCH** XBRL	Taxonomy Extension Schema
101. CAL**XBRL	Taxonomy Extension Calculation Linkbase
101. DEF** XBRL	Taxonomy Extension Definition Linkbase
101. LAB**XBRL	Taxonomy Extension Labels Linkbase
101. PRE** XBRL	Taxonomy Extension Presentation Linkbase

*	Filed herewith

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

Date: April 15, 2014

BY:	/s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)