Form 10-Q
period 2014-03-31
Theron Resource Group
filed 2014-05-20
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended March 31, 2014

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

Yes [ X ]                                      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock, $0.001 par value, as of May 5, 2014.

THERON RESOURCE GROUP

TABLE OF CONTENTS

		Page
PART I
Item 1	FINANCIAL STATEMENTS	3
	Condensed Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3
	Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the three months ended March 31, 2014 and 2013 and from April 11, 2006 (date of inception) to March 31, 2014	4
	Unaudited Condensed Statements of Changes in Stockholders’ Deficiency for the three months ended March 31, 2014 and from April 11, 2006 (date of inception) to March 31, 2014	5
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and from April 11, 2006 (date of inception) to March 31, 2014	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
Item 4	CONTROLS AND PROCEDURES	12
PART II
Item 6	EXHIBITS	13
	SIGNATURES	14

PART I

ITEM 1. FINANCIAL STATEMENTS

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets
Prepayments	$20,000	$10,000
Total Assets	$20,000	$10,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$7,401	$2,400
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	7,707	7,082
Advances from stockholders	160,659	136,094
Total current liabilities	225,767	195,576

Stockholders’ deficiency:
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	95,818
Accumulated other comprehensive loss	(222)	(222)
Deficit accumulated during the development stage	(309,263)	(289,072)
Total stockholders’ deficiency	(205,767)	(185,576)

Total liabilities and stockholders’ deficiency	$20,000	$10,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

			From April 11,
	Three months	Three months	2006 (date of
	ended	ended	inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

General and Administrative Expenses	19,566	24,155	301,557

Loss from Operations	(19,566)	(24,155)	(301,557)

Interest Expense	625	625	7,706

Net loss	(20,191)	(24,780)	(309,263)

Other comprehensive loss
Currency exchange loss	-	-	(222)

Comprehensive loss	$(20,191)	$(24,780)	$(309,485)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Expressed in U.S. dollars)

					Deficit
					accumulated
			Additional	Other	during the	Total
	Common stock	Common	paid-in	comprehensive	development	stockholders’
	outstanding	stock	capital	loss	stage	deficiency
Balance, April 11, 2006 (inception)	-	$-	$-	$-	$-	$-
Common shares issued for cash	6,000,000	6,000	-	-	-	6,000
Balance, May 31, 2006	6,000,000	6,000	-	-	-	6,000
Common shares issued for cash	900,000	900	8,100	-	-	9,000
Contributed services	-	-	50	-	-	50
Currency exchange loss	-	-	-	(222)	-	(222)
Net loss for the year	-	-	-	-	(14,774)	(14,774)
Balance, May 31, 2007	6,900,000	6,900	8,150	(222)	(14,774)	54
Net loss for the year	-	-	-	-	(18,165)	(18,165)
Balance, May 31, 2008	6,900,000	6,900	8,150	(222)	(32,939)	(18,111)
Common shares issued for cash	1,000,000	1,000	49,000	-	-	50,000
Net loss for the year	-	-	-	-	(35,834)	(35,834)
Balance, May 31, 2009	7,900,000	7,900	57,150	(222)	(68,773)	(3,945)
Net loss for the year	-	-	-	-	(16,555)	(16,555)
Balance, May 31, 2010	7,900,000	7,900	57,150	(222)	(85,328)	(20,500)
Net loss for the year	-	-	-	-	(17,933)	(17,933)
Balance, May 31, 2011	7,900,000	7,900	57,150	(222)	(103,261)	(38,433)
Net loss for the year	-	-	-	-	(39,756)	(39,756)
Balance, May 31, 2012	7,900,000	7,900	57,150	(222)	(143,017)	(78,189)
Net loss for the period	-	-	-	-	(32,519)	(32,519)
Balance, December 31, 2012	7,900,000	7,900	57,150	(222)	(175,536)	(110,708)
Stockholder’s contribution	-	-	38,668	-	-	38,668
Net loss for the year	-	-	-	-	(113,536)	(113,536)
Balance, December 31, 2013	7,900,000	7,900	95,818	(222)	(289,072)	(185,576)
Net loss for the three months period	-	-	-	-	(20,191)	(20,191)
Balance, March 31, 2014 (Unaudited)	7,900,000	$7,900	$95,818	$(222)	$(309,263)	$(205,767)

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

			From April 11,
	Three months	Three months	2006 (date of
	ended	ended	inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows used for operating activities
Net loss	$(20,191)	$(24,780)	$(309,263)

Adjustments to reconcile net loss to net cash used for operating activities
Contributed services	-	-	50
Currency exchange loss	-	-	(222)

Changes in operating assets and liabilities
Increase in interest accrued on promissory notes payable	625	625	7,707
Increase in prepaid expenses	(10,000)	(5,000)	(20,000)
Increase in accounts payable and accrued liabilities	5,001	1,754	7,401
Cash flows used for operating activities	(24,565)	(27,400)	(314,327)

Cash flows from financing activities
Repayment of stockholders’ advances	-	-	(766)
Advances from stockholders	24,565	27,400	200,093
Issuance of promissory notes	-	-	50,000
Proceeds from issuance of common stock	-	-	65,000
Cash flows from financing activities	24,565	27,400	314,327

Decrease in cash and cash equivalents	-	-	-
Cash and cash equivalents – Beginning of period	-	-	-
Cash and cash equivalents – End of period	$-	$-	$-

Supplementary information
Income tax paid	$-	$-	$-
Interest paid	-	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$-	$50
Stockholder advances contributed to capital	-	38,668	38,668

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       NATURE OF OPERATIONS

Theron Resource Group (the "Company", "Theron", or "THRO") was incorporated in the State of Wyoming on April 11, 2006. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. Our current business plan anticipates purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements of Theron (hereinafter referred to as the "Company", unless the context indicates otherwise) as of and for three months ended March 31, 2014 and 2013 and for the period from April 11, 2006 (inception) up to March 31, 2014, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2014, the results of its operations for the three months ended March 31, 2014 and 2013, and for the period from April 11, 2006 (inception) up to March 31, 2014, and its cash flows for the three months ended March 31, 2014 and 2013, and for the period from April 11, 2006 (inception) up to March 31, 2014 . Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2013 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2013.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC.

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2014, we have an accumulated deficit of $309,263 and a stockholders’ deficiency of $205,767. We have incurred recurring losses from operations since inception, and utilized cash flow in operating activities of $24,565 during the three months ended March 31, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At March 31, 2014 and December 31, 2013, the fair values accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months ended March 31, 2014 and 2013. From April 11, 2006 (date of inception) up to March 31, 2014, the Company recorded comprehensive loss of $222 due to foreign currency translation adjustments.

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

For the three months ended March 31, 2014 and 2013, and the period from April 11, 2006 (date of inception) to March 31, 2014, there were no potential dilutive securities.

Stock Based Compensation

We may periodically issue stock options and warrants to officers, directors and consultants for services rendered. Options and warrants vest and expire according to terms established at the grant date. We account for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in our financial statements over the vesting period of the awards. We account for share-based payments to consultants and nonemployees by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete. Certain share based awards may contain milestones that need to be achieved before the option begins vesting. Management estimates the probability of achievement of such milestones at each reporting date in calculating the estimate of the share-based cost.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the Board. This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.       RELATED PARTY TRANSACTIONS

Horizon Investment Club Limited (Horizon), owner of approximately 76% of the Company’s issued and outstanding shares, provides advances to finance the Company’s working capital requirements. As of December 31, 2013, total advances amounted to $136,094. During the three months ended March 31, 2014, Horizon advanced an additional $24,565. As of the March 31, 2014, total advances amounted to $160,659. The advances are unsecured, due on demand, and non-interest bearing.

During the three months ended March 31, 2014 and 2013, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, have not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the three months ended March 31, 2014 and 2013.

5.       NOTE PAYABLE – IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured and bears interest of 5% per annum. The note payable plus accrued interest was due on March 3, 2012 and is currently in default. As of December 31, 2013, outstanding balance of the Note amounted to $50,000 and unpaid interest of $7,082.

During both the three months ended March 31, 2014, the Company accrued $625 in interest payable under the note. As of March 31, 2014, outstanding balance of the Note amounted to $50,000 and unpaid interest of $7,707.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending March 31, 2014, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Offices

Our principal office is located at Flat D-E, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone (852) 2752-5474. Our principal office is provided by our major stockholder, Horizon Investment Club Limited, without charge, but such arrangement may be cancelled at anytime without notice. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the quarter ended March 31, 2014 and 2013.

REVENUE

No revenue was generated for three months ended March 31, 2014 and 2013, or for the period from April 11, 2006 (date of inception) up to March 31, 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2014 amounted to $19,566, while $24,154 was spent in the similar period in 2013. Expenses for the periods mainly include filing expenses and professional fees related to SEC filings.

A total of $301,557 in expenses has been incurred since inception on April 11, 2006, through March 31, 2014. The expenses have varied from quarter to quarter based on the level of corporate activity.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2014 and 2013 amounted to $625 respectively. Interest expense for both periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2014 or from the date of inception.

NET LOSS

For the three months ended March 31, 2014, the net losses were $20,191 ($0.00 per share), compared to losses of $24,780 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at March 31, 2014 and 2013. The net loss from inception to March 31, 2014 was $309,263.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of March 31, 2014, we had a stockholders’ deficiency of $205,767.

Our current business plan is one of purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

We have not generated any revenues and have relied on shareholder advances and debt and equity offerings to finance our operating and capital expenses. We have incurred operating losses since inception. The working capital requirements of the new business may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination, as appropriate.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their annual report on the financial statements for the year ended December 31, 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months on March 31, 2014, we have yet to generate any revenues from operations.

Since inception, we have used our common stock, promissory notes and loans or advances from our officers, directors and stockholders to raise money for our optioned acquisition and for corporate expenses.

NET CASH PROVIDED BY FINANCING ACTIVITIES: From inception on April 11, 2006 to March 31, 2014 net cash provided by financing was $314,327 as a result of gross proceeds received from sales of our common stock of $65,000 (less offering costs), a $50,000 promissory note through an unrelated party and net advances of $200,093 from stockholders. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of three subscribers. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 subscribers.

As of March 31, 2014, the Company had a note payable of $50,000 plus accrued interest of $7,707. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of March 31, 2014, the Company had outstanding advances from stockholders of $160,659. The advances are unsecured, due on demand, and non-interest bearing. On March 31, 2013, advances from stockholders totaling $38,668 were forgiven.

As of March 31, 2014, our total assets, consisting entirely of prepayments, amounted to $20,000 and total liabilities were $225,767, mainly including a promissory note payable of $50,000 and stockholder advances of $160,659. We had a working capital deficit of $205,767.

NET CASH USED IN OPERATING ACTIVITIES: For the three months ended March 31, 2014, $24,565 in net cash was used and for the similar period in 2013, the amount was $27,400. We have used $314,327 in net cash from inception on April 11, 2006 to March 31, 2014.

COMMON STOCK: There was no cash provided by equity financing activities during the three months ended March 31, 2014 and 2013; $65,000 was received for the period from inception on April 11, 2006, through and including March 31, 2014. During the quarter ended March 31, 2014, no options or warrants were granted to purchase shares of our common stock at a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2014

BY: /s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)