Form 10-Q
period 2014-06-30
Theron Resource Group
filed 2014-08-22
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended June 30, 2014

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
7,900,000 shares of Common Stock as of August 15, 2014.

THERON RESOURCE GROUP

PART I

ITEM 1.        FINANCIAL STATEMENTS

THERON RESOURCE GROUP
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets
Prepayments	$20,000	$10,000
Total Assets	$20,000	$10,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$2,452	$2,400
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	8,332	7,082
Advances from stockholders	175,741	136,094
Total current liabilities	236,525	195,576

Stockholders’ deficiency:
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(320,021)	(289,072)
Total stockholders’ deficiency	(216,525)	(185,576)

Total liabilities and stockholders’ deficiency	$20,000	$10,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

General and Administrative Expenses	(10,133)	(34,603)	(29,699)	(58,757)

Loss from Operations	(10,133)	(34,603)	(29,699)	(58,757)

Interest Expense	(625)	(625)	(1,250)	(1,250)

Net Loss	(10,758)	(35,228)	(30,949)	(60,007)

Other comprehensive loss
Currency exchange loss	-	-	-	-

Comprehensive loss	$(10,758)	$(35,228)	$(30,949)	$(60,007)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	7,900,000	7,900,000	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Expressed in U.S. dollars)

				Accumulated
	Common		Additional	other		Total
	stock	Common	paid-in	comprehensive	Accumulated	stockholders’
	outstanding	stock	capital	loss	deficit	deficiency

Balance, December 31, 2013	7,900,000	7,900	95,818	(222)	(289,072)	(185,576)

Net loss for the six months period	-	-	-	-	(30,949)	(30,949)

Balance, June 30, 2014 (Unaudited)	7,900,000	$7,900	$95,818	$(222)	$(320,021)	$(216,525)

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. dollars)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013

Cash flows used from operating activities
Net loss	$(30,949)	$(60,007)

Changes in operating assets and liabilities
Increase in interest accrued on promissory note payable	1,250	1,250
(Increase) Decrease in prepaid expenses	(10,000)	15,000
Increase in accounts payable and accrued liabilities	52	232
Cash flows used in operating activities	(39,647)	(43,524)

Cash flows from financing activities
Advances from stockholders	39,647	43,524
Cash flows provided by financing activities	39,647	43,524

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$-
Stockholder advances contributed to capital	-	38,668

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014
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

As the Company’s has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company was considered a development stage company through March 31, 2014.

In June 2014, as discussed in Note, 2, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company early adopted this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

2.        BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements of Theron (hereinafter referred to as the "Company", unless the context indicates otherwise) as of and for three months and six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2014, the results of its operations for the three months and six months ended June 30, 2014 and 2013, and its cash flows for the six months ended June 30, 2014 and 2013. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2013 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2013.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2014, we have an accumulated deficit of $320,021 and a stockholders’ deficiency of $216,525. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $39,647 during the six months ended June 30, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At June 30, 2014 and December 31, 2013, the fair values of prepayments and accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months and six months ended June 30, 2014 and 2013. As of June 30, 2014, the Company recorded accumulated comprehensive loss of $222 due to foreign currency translation adjustments.

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

For the three months and six months ended June 30, 2014 and 2013, there were no potential dilutive securities.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on its results of operations or financial condition.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. The Company does not currently have any revenue. As such, ASU 2014-09 will not have any effect on the Company’s results of operations and financial position. If the Company begins generating revenue prior to the effective date of ASU 2014-09, it will evaluate the effect that ASU 2014-09 will have on its results of operations and financial position.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.        RELATED PARTY TRANSACTIONS

Horizon Investment Club Limited (Horizon), owner of approximately 76% of the Company’s issued and outstanding shares, provides advances to finance the Company’s working capital requirements. As of December 31, 2013, total advances amounted to $136,094. During the six months ended June 30, 2014, Horizon advanced an additional $39,647. As of the June 30, 2014, total advances amounted to $175,741. The advances are unsecured, due on demand, and non-interest bearing.

During the three months and six months ended June 30, 2014 and 2013, the Company’s office facility has been provided without charge by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the three months and six months ended June 30, 2014 and 2013.

5.        NOTE PAYABLE – IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured and bears interest of 5% per annum. The note payable plus accrued interest was due on March 3, 2012 and is currently in default. As of December 31, 2013, the outstanding balance of the Note amounted to $50,000 and unpaid interest was $7,082.

During the three months and six months ended June 30, 2014, the Company accrued $625 and $1,250 in interest payable under the note respectively, as compared to $625 and $1,250 for the three months and nine months ended June 30, 2013. As of June 30, 2014, the outstanding balance of the Note amounted to $50,000 and unpaid interest was $8,332.

6.        SUBSEQUENT EVENTS

On August 5, 2014, the Company entered into a Plan of Exchange (the “Agreement”) with the major stockholders of BG Global Philippines Company, Ltd. (“BG Global”), a company incorporated in the Philippines, to acquire 91,395 shares or 99.99% of the issued and outstanding stock of BG Global at an aggregate consideration of 1,500,000 newly issued shares of stock of the Company and $1,500,000 in cash. BG Global is in the business of owning and leasing electronic gaming machines placed in venues in the Philippines.

The transaction will close upon written approval from the board of directors of each party and the exchange of the consideration.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending June 30, 2014, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Flat D-E, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone 852-27425474. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up corporation and our new business plan anticipates purchasing and merging into THRO two companies that manufacture and license Bingo and other gaming and entertainment machines with operations in the Philippines, Macau, Hong Kong, Taiwan, Cambodia and Myanmar.

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

On August 5, 2014, the Company entered into a Plan of Exchange (the “Agreement”) with the major stockholders of BG Global Philippines Company, Ltd. (“BG Global”), a company incorporated in the Philippines, to acquire 91,395 shares or 99.99% of the issued and outstanding stock of BG Global at an aggregate consideration of 1,500,000 newly issued shares of stock of the Company and $1,500,000 in cash. BG Global is in the business of owning and leasing electronic gaming machines placed in venues in the Philippines.

The transaction will close upon written approval from the board of directors of each party and the exchange of the consideration.

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

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the three months and six months ended June 30, 2014 and 2013.

REVENUE

No revenue was generated for three months and six months ended June 30, 2014 and 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months and six months ended June 30, 2014 amounted to $10,133 and $29,699, respectively, while $34,603 and $58,757, respectively, were spent in the similar periods in 2013. Expenses for the periods mainly include filing expenses and professional fees related to SEC filings. The expenses have varied from quarter to quarter based on the level of corporate activity.

INTEREST EXPENSE

Interest expense for the three months and six months ended June 30, 2014 and 2013 amounted to $625 and $1,250, respectively. Interest expense for both periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2014.

NET LOSS

For the three months and six months ended June 30, 2014, the net losses were $10,758 ($0.00 per share) and $30,949 ($0.00 per share), compared to losses of $35,228 ($0.00 per share) and $60,007 ($0.00 per share) for the similar periods last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at June 30, 2014 and 2013.

Theron continues to carefully control its expenses and overall costs as it moves its business plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of June 30, 2014, we had a stockholders’ deficiency of $216,525.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their annual report on our financial statements for the year ended December 31, 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months and six months on June 30, 2014, we have yet to generate any revenues from operations.

Since our inception in April 2006, we have used our common stock, promissory notes and loans or advances from our officers, directors and stockholders to raise money for our optioned acquisition and for corporate expenses. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of three subscribers. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 subscribers.

As of June 30, 2014, the Company had a note payable of $50,000 plus accrued interest of $8,332. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of June 30, 2014, the Company had outstanding advances from stockholders of $175,741. The advances are unsecured, due on demand, and non-interest bearing.

As of June 30, 2014, our total assets, consisting entirely of prepayments, amounted to $20,000 and total liabilities were $236,525, mainly including a promissory note payable of $50,000 and stockholder advances of $175,741. We had a working capital deficit of $216,525.

CASH FLOWS FROM OPERATING ACTIVITIES: For the six months ended June 30, 2014, $39,647 in net cash was used and for the similar period in 2013, the amount was $43,524.

CASH FLOWS FROM FINANCING ACTIVITIES: For the six months ended June 30, 2014 and 2013, the Company received advances from shareholders of $39,647 and $43,524 respectively. There were no cash provided by equity financing activities during the six months ended June 30, 2014 and 2013. No options or warrants were issued to issue shares at a later date in the most recent quarter.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. During the period we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: August 22, 2014

BY:	/s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)