Form 10-Q
period 2014-09-30
Theron Resource Group
filed 2014-11-19
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of November 5, 2014.

THERON RESOURCE GROUP

PART I

ITEM 1.	FINANCIAL STATEMENTS

THERON RESOURCE GROUP
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets
Prepayments	$20,000	$10,000
Total Assets	$20,000	$10,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$12,169	$2,400
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	8,957	7,082
Advances from stockholders	175,792	136,094
Total current liabilities	246,918	195,576

Stockholders’ deficiency:
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(330,414)	(289,072)
Total stockholders’ deficiency	(226,918)	(185,576)

Total liabilities and stockholders’ deficiency	$20,000	$10,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-
General and administrative expenses	(9,768)	(12,844)	(39,467)	(71,601)
Loss from operations	(9,768)	(12,844)	(39,467)	(71,601)
Interest expense	(625)	(625)	(1,875)	(1,875)
Net loss	(10,393)	(13,469)	(41,342)	(73,476)
Other comprehensive loss
Currency exchange loss	-	-	-	-
Comprehensive loss	$(10,393)	$(13,469)	$(41,342)	$(73,476)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares used in per share calculations – basic and diluted	7,900,000	7,900,000	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Expressed in U.S. dollars)

				Accumulated
			Additional	other		Total
	Common stock	Common	paid-in	comprehensive	Accumulated	stockholders’
	outstanding	stock	capital	loss	deficit	deficiency
Balance, December 31, 2013	7,900,000	7,900	95,818	(222)	(289,072)	(185,576)
Net loss for the nine months period	-	-	-	-	(41,342)	(41,342)
Balance, September 30, 2014 (Unaudited)	7,900,000	$7,900	$95,818	$(222)	$(330,414)	$(226,918)

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. dollars)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013

Cash flows used from operating activities
Net loss	$(41,342)	$(73,476)

Changes in operating assets and liabilities
Increase in interest accrued on promissory note payable	1,875	1,876
(Increase) Decrease in prepaid expenses	(10,000)	15,000
Increase in accounts payable and accrued liabilities	9,769	832
Cash flows used in operating activities	(39,698)	(55,768)

Cash flows from financing activities
Advances from stockholders	39,698	55,768
Cash flows provided by financing activities	39,698	55,768

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$-
Stockholder advances contributed to capital	-	38,668

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014
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

In June 2014, as discussed in Note 3, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company early adopted this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements of Theron (hereinafter referred to as the "Company", unless the context indicates otherwise) as of and for three months and nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2014, the results of its operations for the three months and nine months ended September 30, 2014 and 2013, and its cash flows for the nine months ended September 30, 2014 and 2013. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2013 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2013.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2014, we have an accumulated deficit of $330,414 and a stockholders’ deficiency of $226,918. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $39,698 during the nine months ended September 30, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At September 30, 2014 and December 31, 2013, the fair values of prepayments and accounts payable approximate their carrying values due to their short term nature.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months and nine months ended September 30, 2014 and 2013. As of September 30, 2014, the Company recorded accumulated comprehensive loss of $222 due to foreign currency translation adjustments.

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

For the three months and nine months ended September 30, 2014 and 2013, there were no potential dilutive securities.

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

Recently Issued Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on its results of operations or financial condition.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

Horizon Investment Club Limited (Horizon), owner of approximately 76% of the Company’s issued and outstanding shares, provides advances to finance the Company’s working capital requirements. As of December 31, 2013, total advances amounted to $136,094. During the nine months ended September 30, 2014, Horizon advanced an additional $39,698. As of the September 30, 2014, total advances amounted to $175,792. The advances are unsecured, due on demand, and non-interest bearing.

During the three months and nine months ended September 30, 2014 and 2013, the Company’s office facility has been provided without charge by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the three months and nine months ended September 30, 2014 and 2013.

5.	NOTE PAYABLE – IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured and bears interest of 5% per annum. The note payable plus accrued interest was due on March 3, 2012 and is currently in default. As of December 31, 2013, the outstanding balance of the Note amounted to $50,000 and unpaid interest was $7,082.

During the three months and nine months ended September 30, 2014, the Company accrued $625 and $1,875 in interest payable under the note respectively, as compared to $625 and $1,875 for the three months and nine months ended September 30, 2013. As of September 30, 2014, the outstanding balance of the Note amounted to $50,000 and unpaid interest was $8,957.

6.	COMMITMENTS

On August 5, 2014, the Company entered into a Plan of Exchange (the “Agreement”) with the major stockholders of BG Global Phils., Inc. (“BG Global”), a company incorporated in the Philippines, to acquire 91,395 shares or 99.99% of the issued and outstanding stock of BG Global at an aggregate consideration of 1,500,000 newly issued shares of stock of the Company and $1,500,000 in cash. BG Global is in the business of owning and leasing electronic gaming machines placed in venues in the Philippines.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending September 30, 2014, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On August 5, 2014, the Company entered into a Plan of Exchange (the “Agreement”) with the major stockholders of BG Global Phils., Inc. (“BG Global”), a company incorporated in the Philippines, to acquire 91,395 shares or 99.99% of the issued and outstanding stock of BG Global at an aggregate consideration of 1,500,000 newly issued shares of stock of the Company and $1,500,000 in cash. BG Global is in the business of owning and leasing electronic gaming machines placed in venues in the Philippines.

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

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the three months and nine months ended September 30, 2014 and 2013.

REVENUE

No revenue was generated for three months and nine months ended September 30, 2014 and 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months and nine months ended September 30, 2014 amounted to $9,768 and $39,467, respectively, while $12,844 and $71,601, respectively, were spent in the similar periods in 2013. Expenses for the periods mainly include filing expenses and professional fees related to SEC filings. The expenses have varied from quarter to quarter based on the level of corporate activity.

INTEREST EXPENSE

Interest expense for the three months and nine months ended September 30, 2014 and 2013 amounted to $625 and $1,875, respectively. Interest expense for both periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2014.

NET LOSS

For the three months and nine months ended September 30, 2014, the net losses were $10,393 ($0.00 per share) and $41,342 ($0.01 per share), compared to losses of $13,469 ($0.00 per share) and $73,476 ($0.01 per share) for the similar periods last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at September 30, 2014 and 2013.

Theron continues to carefully control its expenses and overall costs as it moves its business plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of September 30, 2014, we had a stockholders’ deficiency of $226,918.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months and nine months on September 30, 2014, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2014, we have an accumulated deficit of $330,414 and a stockholders’ deficiency of $226,918. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $39,698 during the nine months ended September 30, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of September 30, 2014, the Company had a note payable of $50,000 plus accrued interest of $8,957. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of September 30, 2014, the Company had outstanding advances from stockholders of $175,792. The advances are unsecured, due on demand, and non-interest bearing.

As of September 30, 2014, our total assets, consisting entirely of prepayments, amounted to $20,000 and total liabilities were $246,918, mainly including a promissory note payable of $50,000 and stockholder advances of $175,792. We had a working capital deficit of $226,918.

CASH FLOWS FROM OPERATING ACTIVITIES: For the nine months ended September 30, 2014, $39,698 in net cash was used and for the similar period in 2013, the amount was $55,768.

CASH FLOWS FROM FINANCING ACTIVITIES – For the nine months ended September 30, 2014 and 2013, the Company received advances from shareholders of $39,698 and $55,768 respectively. There was no cash provided by equity financing activities during the nine months ended September 30, 2014 and 2013. No options or warrants were issued to issue shares at a later date in the most recent quarter.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: November 13, 2014

	BY:	/s/ Tsang Wing Kin
Tsang Wing Kin
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)