Form 10-K
period 2014-12-31
Theron Resource Group
filed 2015-05-20
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the fiscal year ended  December 31, 2014

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
Yes  [  ]  No  [ X ]

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
Yes  [ X ]  No  [  ]

As of March 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,729,000 by reference to the price at which the common equity was last sold, which was $0.91 on May 4, 2010.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of March 31, 2015.

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

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our principal executive office is located at Flat D-E, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone 852-27425474. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, development stage corporation.

On February 21, 2007, we optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Upon exercise of the option, we are required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. The Company currently does not intend to exercise the option on the claim.

On August 5, 2014, the Company entered into a Plan of Exchange (the “Agreement”) with the major stockholders of BG Global Phils., Inc. (“BG Global”), a company incorporated in the Philippines, to acquire 91,395 shares or 99.99% of the issued and outstanding stock of BG Global at an aggregate consideration of 1,500,000 newly issued shares of stock of the Company and $1,500,000 in cash. BG Global is in the business of owning and leasing electronic gaming machines placed in venues in the Philippines. The Agreement was intended to be consummated upon written approval from the board of directors of each party and the exchange of the consideration.

To date, this transaction has not been consummated, and management believes that the Agreement has terminated pursuant to its own terms inasmuch as the conditions of closing were not met by September 30, 2014, although a written notice of termination was not given by either party thereto pursuant to Article 4 of the Agreement.

Employees

At present, we have no employees, other than Ms. Yung, our officer and director. She does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. Presently there are not any personal benefits available to employees.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock became available for quotation on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “THRO” on December 17, 2009. Our common stock is currently quoted on the OTC Pink tier of the OTC Markets Group, an inter-dealer quotation and trading system. Trading in our common stock on the OTC Pink tier has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as reported on Nasdaq.com. There has not been any trading activity in our common stock since May 4, 2010.

	Common Stock
	High	Low
Year Ended December 31, 2014
Three months ended December 31, 2014	$0.91	$0.91
Three months ended September30, 2014	$0.91	$0.91
Three months ended June 30, 2014	$0.91	$0.91
Three months ended March 31, 2014	$0.91	$0.91

Year Ended December 31, 2013
Three months ended December 31, 2013	$0.91	$0.91
Three months ended September 30, 2013	$0.91	$0.91
Three months ended June 30, 2013	$0.91	$0.91
Three months ended March 31, 2013	$0.91	$0.91

Holders

As of March 31, 2015, we had 50 holders of record of our common stock. There are 7,900,000 shares outstanding.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2014, there were no warrants or options outstanding to acquire any shares of our common stock.

Dividends and Related Policy

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Transfer Agent and Registrar

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc., located at 200 Memorial Parkway, Atlantic Highlands, NJ 07716. Their telephone number is (732) 872-2727 and their facsimile number is (732) 872-2728.

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

BUSINESS OVERVIEW

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our principal executive office is located at Flat D-E, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone (852) 2742-5474. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, development stage corporation.

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

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the years ended December 31, 2014 and 2013.

REVENUE

No revenue was generated for the years ended December 31, 2013 and 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the years ended December 31, 2014 and 2013 amounted to $86,320 and $111,036, respectively. The decrease in expenses between the two periods is mainly due to the inclusion of valuation fees in 2013 in connection with two companies that THRO is considering acquiring.

INTEREST EXPENSE

Interest expense for both the years ended December 31, 2014 and 2013 amounted to $2,500, respectively. Interest expense for the years is attributable to a $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes in 2014.

NET LOSS

For the years ended December 31, 2014 and 2013, the net losses were $88,820 ($0.01 per share) and $113,536 ($0.01 per share), respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at December 31, 2014 and 2013.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees other than our officer and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of December 31, 2014, we had a stockholders’ deficiency of $274,396.

We have not generated any revenues and have relied on shareholder advances and debt and equity offerings to finance our operating and capital expenses. We have incurred operating losses since inception. The working capital requirements of any new business may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination, as appropriate.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their annual report on our financial statements for the year ended December 31, 2014, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we have not yet generated any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2014, we have an accumulated deficit of $377,892 and a stockholders’ deficiency of $274,396. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $62,370 during the year ended December 31, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of December 31, 2014, we had a note payable of $50,000 plus accrued interest of $9,582. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of December 31, 2014, we had outstanding advances from stockholders of $198,464. The advances are unsecured, due on demand, and non-interest bearing.

As of December 31, 2014, we had no assets and our total liabilities were $274,396, mainly including a promissory note payable of $50,000 and stockholder advances of $198,464. We had a working capital deficit of $274,396.

NET CASH USED IN OPERATING ACTIVITIES: For the years ended December 31, 2014 and 2013, $62,370 and $94,603 in net cash were used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES – For the years ended December 31, 2014 and 2013, we received advances from shareholders of $62,370 and $94,603 respectively. There was no cash provided by equity financing activities during the years ended December 31, 2014 and 2013. No options or warrants were issued in the most recent year to purchase shares at a later date.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Theron Resource Group

We have audited the accompanying balance sheets of Theron Resource Group as of December 31, 2014, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2014. Theron Resource Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theron Resource Group as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California May 19, 2015	/s/ WWC, P.C. WWC, P.C. Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Theron Resource Group

We have audited the accompanying balance sheet of Theron Resource Group (the “Company”) as of December 31, 2013, and the related statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theron Resource Group as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its convertible notes and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California
April 15, 2014

THERON RESOURCE GROUP
BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,	December 31,
	2014	2013
ASSETS

Current assets
Prepayments	$-	$10,000
Total assets	$-	$10,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$16,350	$2,400
Promissory note payable– in default	50,000	50,000
Interest due on promissory notes payable	9,582	7,082
Advances from stockholders	198,464	136,094
Total current liabilities	274,396	195,576

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(377,892)	(289,072)
Total stockholders’ deficiency	(274,396)	(185,576)

Total liabilities and stockholders’ deficiency	$-	$10,000

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Revenue	$-	$-

General and administrative expenses	(86,320)	(111,036)

Loss from operations	(86,320)	(111,036)

Interest expense	(2,500)	(2,500)

Net loss	(88,820)	(113,536)

Other comprehensive loss
Currency exchange loss	-	-

Comprehensive loss	$(88,820)	$(113,536)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares used in per share calculations – basic and diluted	7,900,000	7,900,000

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in U.S. dollars)

			Additional	Other		Total
	Common stock	Common	paid-in	comprehensive	Accumulated	stockholders’
	outstanding	stock	Capital	loss	deficit	deficiency

Balance, December 31, 2012	7,900,000	$7,900	$57,150	$(222)	$(175,536)	$(110,708)
Stockholder’s contributions	-	-	38,668	-	-	38,668
Net loss for the year	-	-	-	-	(113,536)	(113,536)
Balance, December 31, 2013	7,000,000	7,900	95,818	(222)	(289,072)	(185,576)
Net loss for the year	-	-	-	-	(88,820)	(88,820)
Balance, December 31, 2014	7,900,000	$7,900	$95,818	$(222)	$(377,892)	$(274,396)

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Year	Year
	ended	ended
	December 31,	December 31,
	2014	2013

Cash flows used from operating activities
Net loss	$(88,820)	$(113,536)

Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	13,950	1,432
Increase in interest accrued on promissory note payable	2,500	2,501
Decrease in prepaid expenses	10,000	15,000
Cash flows used in operating activities	(62,370)	(94,603)

Cash flows from financing activities
Advances from stockholders	62,370	94,603
Cash flows provided by financing activities	62,370	94,603

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

Non-cash financing activities
Paid-in capital from contributed services	$-	$38,668

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2014, we have an accumulated deficit of $377,892 and a stockholders’ deficiency of $274,396. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $62,370 during the year ended December 31, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by our adoption of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on our fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on our assumptions.

We are required to use observable market data if such data is available without undue cost and effort.

At December 31, 2014 and December 31, 2013, the fair values accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the years ended December 31, 2014 and 2013.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

There were no adjustments to net loss required for purposes of computing diluted earnings per share.

For the years ended December 31, 2014 and 2013, there were no potentially dilutive securities.

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

The fair value of the Company's common stock option grants is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions incorporated in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Recently Issued Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.The Company is currently evaluating the impact of adopting ASU 2014-15 on its results of operations or financial condition.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements." ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

During the years ended December 31, 2014 and 2013, the Company’s stockholders provided net advances of $62,370 and $94,603, respectively, to finance the Company’s working capital requirements.

In March 2013, advances made by three stockholders in prior years in the aggregate of $38,668 were forgiven. As a result, the Company recorded forgiveness of these advances as a capital contribution.

The outstanding advances from stockholders totaled $198,464 and $136,094 as of December 31, 2014 and 2013, respectively. These advances are unsecured, due on demand, and non-interest bearing.

During the years ended December 31, 2014 and 2013, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the years ended December 31, 2014 and 2013.

5.	NOTE PAYABLE-IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured, bears interest at 5% per annum and matured on March 3, 2012 and is currently in default. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

During both the years ended December 31, 2014 and 2013, the Company accrued $2,500 in interest payable under the note.

6.	COMMITMENTS

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

On March 26, 2015, the Company appointed WWC, P.C., Certified Public Accountants (“WWC”) as its new independent certifying accountant effective the same date, and on April 10, 2015 notified Weinberg & Co., P.A., Certified Public Accountants (“Weinberg”), of its decision not to renew their engagement (herein referred to as the “termination”).

The reports of Weinberg regarding the Company’s financial statements as of December 31, 2012 through December 31, 2013, the consolidated balance sheets, and the related statements of operations, stockholders’ equity and cash flows for the Company’s fiscal years then ended, contained no adverse opinion or disclaimer of opinion, other than a modification that stated that existing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

For the Company’s fiscal years ended December 31, 2012 through December 31, 2013, and during the subsequent interim periods through the date of termination of Weinberg: (i) the Company had no disagreement with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Weinberg would have caused it to make reference thereto in connection with its reports on the Company’s financial statements for such years, and (ii) there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2012 through December 31, 2013, and during the subsequent interim periods through the date of termination of Weinberg, the Company and Weinberg did not communicate regarding, and Weinberg did not (i) advise the Company that the internal controls necessary for the Company to develop reliable financial statements did not exist or (ii) advise the Company that any information had come to its attention which had led it to no longer be able to rely on management's representations, (iii) advise the Company that the scope of any audit needed to be expanded significantly or that more investigation was necessary, or (iv) advise the Company that any condition existed that made Weinberg unwilling to be associated with the financial statements prepared by Weinberg.

During the fiscal years ended December 31, 2012 and December 31, 2013, and during the subsequent interim periods through the date of termination of Weinberg, the Company and Weinberg did not communicate regarding, and Weinberg did not advise the Company that there was any information which it concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to its satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

During the Company’s two most recent fiscal years and the interim period preceding the engagement of WWC, the Company has not consulted with WWC regarding either: (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement between the Company and Weinberg as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, including our principal executive officer and principal accounting officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of December 31, 2014, the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, who serves as our principal executive officer and principal financial offer, concluded that our disclosure controls and procedures were not effective as of the end of the year covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Due to the size and operations of the Company, we are unable to remediate these deficiencies until we acquire or merge with another company.

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2014 and 2013 and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2014 and 2013 in conformity with U.S. GAAP, notwithstanding the material weaknesses we identified.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information about our directors and executive officers during the year ended and as of December 31, 2014 is set forth as follows.

Name	Position Held	Age	Date of Appointment
YUNG, Leonora	Chief Executive Officer, President, Chief	64	November 13, 2014
	Financial Officer, Secretary and Director

TSANG, Wing Kin(1)	Former Chief Executive Officer, President,	36	October 12, 2012
	Chief Financial Officer, Secretary and Director

(1)	Mr. Tsang resigned from all executive officer positions and as a Director of the Company effective November 13, 2014, as disclosed in a Form 8-K filed with the SEC on November 14, 2014.

YUNG, Leonora, Chief Executive Officer, President, Chief Financial Officer, Secretary, Director

Ms. Yung born in Shanghai (native of Wuxi, Jiangsu Province) in 1950s, is a descendant of a prominent family – Yung’s family. Her father, Mr. Yung Hongren, one of the founders of “Shanghai AJ Corporation”, is the younger brother of Rong Yiren, the former Vice President of the People’s Republic of China.

After receiving the Higher Diploma in Business Administrative in Australia in 1980, Yung, Leonora joined the ANZ Bank Group. Born to be an entrepreneur, Leonora served as the Chairman or Executive Director of the Horizon Group and its subsidiaries after establishing Horizon Group in Hong Kong in 1987.

Leonora is keen in investment and infrastructure built-up in China, and has extensive experience and relationship in politics and business operation in China. She had also been the Committee Member of the Chinese People’s Political Consultative Conference, Jiangsu Provence for over 10 years.

TSANG, Wing Kin, Former Chief Executive Officer, President, Chief Financial Officer, Secretary, Director

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

Meetings of Our Board of Directors

Our Board of Directors took all actions by unanimous written consent without a meeting during the years ended December 31, 2014 and 2013.

Director Compensation

The Company did not provide any compensation to its directors in the year ended December 31, 2014, but reimbursed directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the year ended December 31, 2014, all filing requirements applicable to the Company’s officers, directors and beneficial owners of more than 10% of our common stock have been complied with, provided, however, that that the Company’s major shareholder and our principal officer and director have inadvertently failed to file a Form 3 with the SEC with respect to the Company. Such persons are in the process of filing these forms and will comply with Section 16(a) of the Securities Exchange Act of 1934, as amended, as promptly as practicable.

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

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Period	($)	($)	($)	($)	($)	($)	($)	($)
YUNG, Leonora CEO, President, CFO and Director (1)	Year ended December 31, 2014	0	0	0	0	0	0	0	0

TSANG, Wing Kin Former CEO, President, CFO and Director (2)	Year ended December 31, 2014	0	0	0	0	0	0	0	0
	Year ended December 31, 2013	0	0	0	0	0	0	0	0
	Year ended December 31, 2012	0	0	0	0	0	0	0	0

(1)	Ms. Yung has served as our CEO, President, CFO and director since November 13, 2014.
(2)	Mr. Tsang resigned as our CEO, President, CFO and director on November 13, 2014.

As of December 31, 2014, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

Director Compensation

The Company did not provide any compensation to its directors in the year ended December 31, 2014, but reimbursed our directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2015 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount of
Name and Address of Beneficial Owner*	Beneficial Ownership	Percentage of Class
Horizon Investment Club Limited 17/F, Amtel Building, 144-148 Des Voeux Road Central, Hong Kong.	6,000,000 Common Stock	75.9%

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 31, 2015. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount of
Name and Address of Beneficial Owner	Beneficial Ownership	Percentage of Class
YUNG, Leonora 17/F, Amtel Building, 144-148 Des Voeux Road Central, Hong Kong.	Nil	0%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no related transactions with our director, executive officer, or stockholder holding at least 5% of shares of our common stock, or any family member thereof during the years ended December 31, 2014 and 2013.

Director Independence

Our securities are quoted on the OTC Pink tier of the OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements. Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Set forth below are aggregate fees billed by WWC and Weinberg for professional services rendered for the audits of the Company’s annual financial statements during the fiscal years ended December 31, 2014 and 2013.

Audit Fees

The aggregate fees billed for professional services rendered by Weinberg for the years ended December 31, 2014 and 2013 for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those periods were $15,750 and $24,797, respectively.

The fees expected to be billed and paid to WWC related to the audit for the year ended December 31, 2014 are approximately $15,000.

Audit Related Fees

The aggregate fees billed in the years ended December 31, 2014 and 2013 for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil.

Tax Fees

The aggregate fees billed in the years ended December 31, 2014 and 2013 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were nil.

All Other Fees

The aggregate fees billed in the years ended December 31, 2014 and 2013 for products and services rendered by Weinberg other than the services reported in items (1), (2) and (3) above were $12,750 and nil, respectively.

No fees billed by WWC in the years ended December 31, 2014 and 2013 for products and services provided by our principal accountants other than the services reported in items (1), (2) and (3) above were nil.

The Company does not currently have a separate audit committee. Rather, our sole director serves as the audit committee. Our sole director has reviewed and approved the above fees for all of the services described in items (1), (2), (3) and (4), and believes such fees are compatible with the independent registered public accountants’ independence.

PART IV

ITEM 15.	EXHIBITS

(a)(1) Financial Statements

See “Index to Financial Statements” set forth on page 10.

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

3.1	Articles of Association of Theron Resource Group (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
3.2	Bylaws of Theron Resource Group (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
10.1	Option to Purchase And Royalty Agreement between Theron Resource Group and Bryan Livgard (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
10.2

Escrow Agreement, dated January 15, 2009, between Jerry Satchwell, Theron Resource Group and WONG & WONG (incorporated by reference from our registration statement on Form S-1 filed on January 23, 2009)

10.3	Stock Purchase Agreement, dated August 23, 2012, among Liang Kwong Lim and Horizon Investment Club Limited (incorporated by reference from our Form 8-K filed on October 19, 2012)
14	Code of Business Conduct & Ethics and Compliance Program (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
16	Letter on changes in certifying accountant from Weinberg & Company, P.A. (incorporated by reference from our Form 8-K filed on April 15, 2015)
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**

Information is furnished and not filed or a part of a registration statement or prospectus for purpose of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERON RESOURCE GROUP

Date: May 20, 2015

	BY:	/s/ Leonora Yung
Leonora Yung
Chief Executive Officer, President and Chief
Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonora Yung	Chief Executive Officer, President, Chief Financial Officer and Director	Date: May 20, 2015
Leonora Yung	(Principal Executive Officer and Principal Financial Officer)