Form 10-Q
period 2015-03-31
Theron Resource Group
filed 2015-06-26
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended March 31, 2015

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
Yes  [ X ]  No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of June 5, 2015.

THERON RESOURCE GROUP

PART I

ITEM 1.	FINANCIAL STATEMENTS

THERON RESOURCE GROUP
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		(Audited)

Current liabilities
Accounts payable and accrued liabilities	$18,700	$16,350
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	10,207	9,582
Advances from stockholders	198,464	198,464
Total current liabilities	277,371	274,396

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(380,867)	(377,892)
Total stockholders’ deficiency	(277,371)	(274,396)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in U.S. dollars)

	Three Months	Three Months
	ended	ended
	March 31, 2015	March 31, 2014

Revenue	$-	$-

General and administrative expenses	(2,350)	(19,566)

Loss from operations	(2,350)	(19,566)

Interest expense	(625)	(625)

Net loss	(2,975)	(20,191)

Other comprehensive loss

Currency exchange loss	-	-

Comprehensive loss	$(2,975)	$(20,191)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in U.S. dollars)

			Additional	Other		Total
	Common stock	Common	paid-in	comprehensive	Accumulated	stockholders’
	outstanding	stock	capital	loss	deficit	deficiency
Balance, January 1, 2014	7,900,000	$7,900	$95,818	$(222)	$(289,072)	$(185,576)
Net loss for the year	-	-	-		(88,820)	(88,820)
Balance, December 31, 2014	7,900,000	7,900	95,818	(222)	(377,892)	(274,396)

Balance, January 1, 2014	7,900,000	7,900	95,818	(222)	(377,892)	(274,396)
Net loss for the three months period	-	-	-	-	(2,975)	(2,975)
Balance, March 31, 2015 (Unaudited)	7,900,000	$7,900	$95,818	$(222)	$(380,867)	$(277,371)

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. dollars)

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2015	2014

Cash flows used from operating activities
Net loss	$(2,975)	$(20,191)

Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	2,350	15,419
Increase in interest accrued on promissory note payable	625	625
Increase in prepaid expenses	-	(10,000)
Cash flows used in operating activities	0	(14,147)

Cash flows from financing activities
Advances from stockholders	-	14,147
Cash flows provided by financing activities	-	14,147

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

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

The condensed consolidated financial statements of Theron (hereinafter referred to as the "Company", unless the context indicates otherwise) as of and for three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2015, the results of its operations for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2014 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2014.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2015, we have an accumulated deficit of $380,867 and a stockholders’ deficiency of $277,371. We have incurred recurring losses from operations, and utilized no cash flow in operating activities during the three months ended March 31, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At March 31, 2015 and December 31, 2014, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months ended March 31, 2015 and 2014.

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

There were no adjustments to net loss required for purposes of computing dilutive earnings per share.

For the three months ended March 31, 2015 and 2014, there were no potential dilutive securities.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. The Company has adopted this accounting guidance on January 1, 2015 and such adoption has no significant on its results of operations or financial condition.

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

During the three months ended March 31, 2015 and 2014, the Company’s stockholders provided net advances of $0 and $14,147, respectively, to finance the Company’s working capital requirements.

The outstanding advances from stockholders totaled $198,464 as of March 31, 2015 and December 31, 2014, respectively. These advances are unsecured, due on demand, and non-interest bearing.

During the three months ended March 31, 2015 and 2014, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the three months ended March 31, 2015 and 2014.

5.	PROMISSORY NOTE PAYABLE – IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured and bears interest at 5% per annum and matured on March 3, 2012 and is currently in default. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

During both the three months ended March 31, 2015 and 2014, the Company accrued $625 in interest payable under the note.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending March 31, 2015, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our principal executive offices are located at Flat D-E, 24/F Dragon Centre, 79 Wing Hong Street, Kowloon, Hong Kong, telephone 852-27425474. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage corporation.

On February 21, 2007, Theron optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Through August 31, 2008, Theron paid $20,000 for exploration expenditures on certain mining claims.

Upon exercise of the option, we are required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. We currently do not intend to exercise the option on the claim.

Employees

At present, we have no employees, other than Ms. Yung, our sole officer and director. She does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

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

RESULTS OF OPERATIONS

Theron did not generate any revenues from operations for the quarters ended March 31, 2015 and 2014.

REVENUE

No revenue was generated for three months ended March 31, 2015 and 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2015 and 2014 amounted to $2,350 and $19,566, respectively. The decrease in expenses between the two periods is mainly due to no audit fee and legal fees incurred in the three months ended March 31, 2015.

INTEREST EXPENSE

Interest expense for both the three months ended March 31, 2015 and 2014 amounted to $625. Interest expense for both periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2015.

NET LOSS

For the three months ended March 31, 2015, the net losses were $2,975 ($0.00 per share), compared to losses of $20,191 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at March 31, 2015 and 2014.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees other than Ms.Yung, our President, Chief Executive Officer, Chief Financial Officer and Secretary, and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of March 31, 2015, we had a stockholders’ deficiency of $277,371.

We have not generated any revenues and have relied from shareholder advances and debt and equity offerings to finance our operating and capital expenses. We have incurred operating losses since inception. The working capital requirements of any new business may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination, as appropriate.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their annual report on the financial statements for the year ended December 31, 2014, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months on March 31, 2015, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2015, we have an accumulated deficit of $380,867 and a stockholders’ deficiency of $277,371. We have incurred recurring losses from operations, and utilized no cash flow in operating activities during the three months ended March 31, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of March 31, 2015, the Company had a note payable of $50,000 plus accrued interest of $10,207. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of March 31, 2015, the Company had outstanding advances from stockholder of $198,464. The advances are unsecured, due on demand, and non-interest bearing.

As of March 31, 2015, we had no assets and our total liabilities were $277,371, mainly including a promissory note payable of $50,000 and stockholder advances of $198,464. We had a working capital deficit of $277,371.

NET CASH USED IN OPERATING ACTIVITIES: For the three months ended March 31, 2015, no cash was used and for the similar period in 2014, the amount of net cash used was $14,147.

CASH FLOWS FROM FINANCING ACTIVITIES – For the three months ended March 31, 2015 and 2014, we received advances from shareholder of $0 and $14,147, respectively. There was no cash provided by equity financing activities during the three months ended March 31, 2015 and 2014. No options or warrants were issued in the most recent period to purchase shares in a later date.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

THERON RESOURCE GROUP

Date: June 26, 2015

BY:	/s/ Leonora Yung
Leonora Yung
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)