Form 10-Q
period 2015-06-30
Theron Resource Group
filed 2015-09-11
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended June 30, 2015

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
Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of September1, 2015.

THERON RESOURCE GROUP

PART I

ITEM 1.        FINANCIAL STATEMENTS

THERON RESOURCE GROUP
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(Unaudited)

Current liabilities
Accounts payable and accrued liabilities	$9,894	$16,350
Promissory note payable– in default	50,000	50,000
Interest due on promissory note payable	10,832	9,582
Advances from stockholders	246,797	198,464
Total current liabilities	317,523	274,396

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(421,019)	(377,892)
Total stockholders’ deficiency	(317,523)	(274,396)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

General and administrative Expenses	(39,527)	(10,133)	(41,877)	(29,699)

Loss from operations	(39,527)	(10,133)	(41,877)	(29,699)

Interest expense	(625)	(625)	(1,250)	(1,250)

Net loss	(40,152)	(10,758)	(43,127)	(30,949)

Other comprehensive loss

Currency exchange loss	-	-	-	-

Comprehensive loss	$(40,152)	$(10,758)	$(43,127)	$(30,949)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares used in per share calculations	7,900,000	7,900,000	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in U.S. dollars)

			Additional	Other		Total
	Common stock	Common	paid-in	comprehensive	Accumulated	stockholders’
	outstanding	stock	capital	loss	deficit	deficiency
Balance, January 1, 2014	7,900,000	$7,900	$95,818	$(222)	$(289,072)	$(185,576)
Net loss for the year	-	-	-		(88,820)	(88,820)
Balance, December 31, 2014	7,900,000	7,900	95,818	(222)	(377,892)	(274,396)
Net loss for the six months period	-	-	-	-	(43,127)	(43,127)
Balance, June 30, 2015 (Unaudited)	7,900,000	$7,900	$95,818	$(222)	$(421,019)	$(317,523)

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. dollars)

	Six Months	Six Months
	ended	ended
	June 30,	June 30,
	2015	2014

Cash flows used from operating activities
Net loss	$(43,127)	$(30,949)

Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	(6,456)	52
Increase in interest accrued on promissory note payable	1,250	1,250
Increase in prepaid expenses	-	(10,000)
Cash flows used in operating activities	(48,333)	(39,647)

Cash flows from financing activities
Advances from stockholders	48,333	39,647
Cash flows provided by financing activities	48,333	39,647

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.        NATURE OF OPERATIONS

Theron Resource Group (the "Company", "Theron", or "THRO") was incorporated in the State of Wyoming on April 11, 2006. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. As the Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company was considered a development stage company through June 30, 2015.

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

The condensed consolidated financial statements of Theron (hereinafter referred to as the "Company", unless the context indicates otherwise) as of and for three months and six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2015, the results of its operations for the three months and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2014 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2014.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2015, we have an accumulated deficit of $421,019 and a stockholders’ deficiency of $317,523. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $48,333 during the six months ended June 30, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At June 30, 2015 and December 31, 2014, the fair values accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months and six months ended June 30, 2015 and 2014.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share

Our computation of earnings per share ("EPS") includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e.,those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

For the three months and six months ended June 30, 2015 and 2014, there were no potential dilutive securities.

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

4.        RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015 and 2014, the Company’s stockholders provided net advances of $48,333 and $39,647, respectively, to finance the Company’s working capital requirements.

The outstanding advances from stockholders totaled $246,797 and $198,464 as of June 30, 2015 and December 31, 2014, respectively. These advances are unsecured, due on demand, and non-interest bearing.

During the three months and six months ended June 30, 2015 and 2014, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the three months and six months ended June 30, 2015 and 2014.

5.        PROMISSORY NOTE PAYABLE– IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured and bears interest at 5% per annum and matured on March 3, 2012 and is currently in default. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

During both the three months and six months ended June 30, 2015, the Company accrued $625 and $1,250 in interest payable under the note, respectively, as compared to $625 and $1,250 for the three months and six months ended 30 June 2014.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending June 30, 2015, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at Flat DE, 24/F Dragon Centre,79 Wing Hong Street, Kowloon, Hong Kong, telephone 852-27425474. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage corporation.

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

Offices

Our principal office is located at Flat D-E, 24/F Dragon Centre,79 Wing Hong Street, Kowloon, Hong Kong, telephone (852) 2752-5474. Our principal office is provided by our major stockholder, Horizon Investment Club Limited, without charge, but such arrangement may be cancelled at anytime without notice. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the three months and six months ended June 30, 2015 and 2014.

REVENUE

No revenue was generated for three months and six months ended June 30, 2015 and 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $39,527 and $10,133 for the three months ended June 30, 2015 and 2014, respectively; and $41,877 and $29,699 for the six months ended June 30, 2015 and 2014, respectively. The increase in expenses is mainly due to audit fee and legal fees incurred in the six months ended June 30, 2015.

INTEREST EXPENSE

Interest expense for both the three months ended June 30, 2015 and 2014 amounted to $625, and for both the six months ended June 30, 2015 and 2014 amounted to $1,250. Interest expense for both periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2015.

NET LOSS

For the three months and six months ended June 30, 2015, the net losses were $40,152 ($0.01 per share) and $43,127 ($0.01 per share), compared to losses of $10,758 ($0.00 per share) and $30,949 ($0.00 per share) for the similar periods last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at June 30, 2015 and 2014.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees other than Ms. Yung, our officer and director, and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of June 30, 2015, we had a stockholders’ deficiency of $317,523.

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

LIQUIDITY AND CAPITAL RESOURCES

As of and for the three months and six months period ended June 30, 2015, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2015, we have an accumulated deficit of $421,019 and a stockholders’ deficiency of $317,523. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $48,333 during the six months ended June 30, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of June 30, 2015, the Company had a note payable of $50,000 plus accrued interest of $10,832. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of June 30, 2015, the Company had outstanding advances from stockholder of $246,797. The advances are unsecured, due on demand, and non-interest bearing.

As of June 30, 2015, we had no assets and our total liabilities were $317,523, mainly including a promissory note payable of $50,000 and stockholder advances of $246,797. We had a working capital deficit of $317,523.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended June 30, 2015, net cash of $48,333 was used and for the similar period in 2014, the amount of net cash used was $39,647.

CASH FLOWS FROM FINANCING ACTIVITIES – For the six months ended June 30, 2015 and 2014, we received advances from shareholder of $48,333 and $39,647, respectively. There was no cash provided by equity financing activities during the six months ended June 30, 2015 and 2014. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2015, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: September 11, 2015

BY:	/s/ Leonora Yung
Leonora Yung
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)