Form 10-Q
period 2015-09-30
Theron Resource Group
filed 2015-11-03
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended September 30, 2015

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
Yes [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [X ]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ]     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
7,900,000 shares of Common Stock as of October16, 2015.

THERON RESOURCE GROUP

TABLE OF CONTENTS

		Page

PART I

Item 1	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3

	Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the three months and nine months ended September 30, 2015 and 2014	4

	Unaudited Condensed Statements of Changes in Stockholders' Deficiency for the year ended December 31, 2014 and the nine months ended September 30, 2015	5

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

Item 4	CONTROLS AND PROCEDURES	13

PART II

Item 6	EXHIBIT

	SIGNATURES

PART I

ITEM 1.	FINANCIAL STATEMENTS

THERON RESOURCE GROUP
CONDENSED BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(Unaudited)

Current liabilities
Accounts payable and accrued liabilities	$3,600	$16,350
Promissory note payable– in default	50,000	50,000
Interest due on promissory note payable	11,457	9,582
Advances from stockholders	261,882	198,464
Total current liabilities	326,939	274,396

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(430,435)	(377,892)
Total stockholders’ deficiency	(326,939)	(274,396)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in U.S. dollars)

	Three months endedSeptember 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

General and administrative Expenses	(8,792)	(9,769)	(50,668)	(39,468)

Loss from operations	(8,792)	(9,769)	(50,668)	(39,468)

Interest expense	(625)	(625)	(1,875)	(1,875)

Net loss	(9,417)	(10,394)	(52,543)	(41,343)

Other comprehensive loss
Currency exchange loss	-	-	-	-

Comprehensive loss	$(9,417)	$(10,394)	$(52,543)	$(41,343)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares used in per share calculations	7,900,000	7,900,000	7,900,000	7,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in U.S. dollars)

			Additional	Other		Total
	Common stock	Common	paid-in	comprehensive	Accumulated	stockholders’
	outstanding	stock	capital	loss	deficit	deficiency
Balance, January 1, 2014	7,900,000	$7,900	$95,818	$(222)	$(289,072)	$(185,576)
Net loss for the year	-	-	-		(88,820)	(88,820)
Balance, December 31, 2014	7,900,000	7,900	95,818	(222)	(377,892)	(274,396)
Net loss for the nine months period	-	-	-	-	(52,543)	(52,543)
Balance, September 30, 2015 (Unaudited)	7,900,000	$7,900	$95,818	$(222)	$(430,435)	$(326,939)

The accompanying notes are an integral part of these unaudited condensed financial statements

THERON RESOURCE GROUP
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in U.S. dollars)

	Nine Months	Nine Months
	ended	ended
	September30,	September 30,
	2015	2014

Cash flows used from operating activities
Net loss	$(52,543)	$(41,343)

Changes in operating assets and liabilities
(Decrease) Increasein accounts payable and accrued liabilities	(12,750)	9,769
Increase in interest accrued on promissory note payable	1,875	1,875
Increasein prepaid expenses	-	(10,000)
Cash flows used in operating activities	(63,418)	(39,699)

Cash flows from financing activities
Advances from stockholders	63,418	39,699
Cash flows provided by financing activities	63,418	39,699

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

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

The Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements of Theron (hereinafter referred to as the "Company", unless the context indicates otherwise) as of and for three months and nine months ended September 30, 2015 and 2014are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2015, the results of its operations for the three months and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2014 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2014.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2015, we have an accumulated deficit of $430,435 and a stockholders’ deficiency of $326,939. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $63,418during the nine months ended September 30, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and torely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from publicofferings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors orothers. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing thatthe Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it maycontain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equityfinancing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amountsand classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by our adoption of authoritative guidance issued by the Financial AccountingStandards Board ("FASB"), with the exception of the application of the standards to non-recurring, non-financial assets and liabilities aspermitted. The adoption of the authoritative guidance did not have a material impact on our fair value measurements. Fair value is defined in theauthoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageousmarket for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy wasestablished, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on our assumptions.

We are required to use observable market data if such data is available without undue cost and effort.

At September 30, 2015 and December 31, 2014, the fair values accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excludedfrom net income. There was no recorded comprehensive income or loss for both the three months and nine months ended September 30, 2015 and 2014.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share

Our computation of earnings per share ("EPS") includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to commonstockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potentialdilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted intocommon stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted atthe beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumesthat outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during theperiod. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stockoutstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported anoperating loss because all warrants and stock options outstanding are anti-dilutive.

There were no adjustments to net loss required for purposes of computing dilutive earnings per share.

For the three months and nine months ended September 30, 2015 and 2014, there were no potentially dilutive securities.

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

During the nine months ended September 30, 2015 and 2014, the Company’s stockholders provided net advances of $63,418 and $39,699, respectively, to finance the Company’s working capital requirements.

The outstanding advances from stockholders totaled $261,882 as of September 30, 2015 and December 31, 2014, respectively. These advances are unsecured, due on demand, and non-interest bearing.

During the three months and nine months ended September 30, 2015 and 2014, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the three monthsand nine months ended September 30, 2015 and 2014.

5.	PROMISSORY NOTE PAYABLE– IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured and bearsinterestat 5% per annum and matured on March 3, 2012 and is currently in default. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

During both the threemonths andnine months ended September 30, 2015, the Company accrued $625and $1,875in interest payable under the note, respectively, as compared to $625 and $1,875 for the three months and nine months ended September30, 2014.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “THRO”and “Theron” mean Theron Resource Group, unless otherwise indicated.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results nor do we have an obligation to do so.

Our financial statements are stated in United States Dollars (“USD” or “US$” or “$”) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

The following analysis of the results of operations and financial condition of the corporation for the period ending September 30, 2015, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Employees

At present, we have no employees, other than Ms. Yung, our officer and director. She does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to our employee.

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

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the three months and nine months ended September 30, 2015 and 2014.

REVENUE

No revenue was generated for three months and nine months ended September 30, 2015 and 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $8,792 and $9,796for the three months ended September 30, 2015 and 2014,respectively; and $50,668 and $39,468 for the nine months ended September 30, 2015 and 2014, respectively. The increasein expenses is mainly due to higher audit fees and legal fees incurred in the nine months ended September 30, 2015.

INTEREST EXPENSE

Interest expense for both the three months ended September 30, 2015and 2014amounted to $625, and for both the nine months ended September 30, 2015 and 2014 amounted to $1,875. Interest expense for both periods is attributable to the $50,000 unsecured promissory note weissued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2015.

NET LOSS

For the three months and nine months ended September 30, 2015, the net losses were $9,417 ($0.00 per share) and $52,543 ($0.01 per share),compared to losses of $10,394 ($0.00 per share) and $41,343 ($0.01 per share) for the similar periods last year. The loss per share was based ona weighted average of 7,900,000 common shares outstanding at September30, 2015 and 2014.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have anyemployees other than Ms. Yung, our officer and director, and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal,accounting and technical consultants.

PLAN OF OPERATION

As of September 30, 2015, we had a stockholders’ deficiency of$326,939.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three monthsand nine months endedSeptember 30, 2015, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2015, we have an accumulated deficit of $430,435 and a stockholders’ deficiency of $326,939. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $63,418 during the nine months ended September 30, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Since our inception in April 2006, we have used our common stock, promissory notes and loans or advances from our officers, directors and stockholder to raise money for our optioned acquisition and for corporate expenses. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October, 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November, 2006 for cash consideration of $9,000 to a total of three subscribers. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 subscribers.

As of September 30, 2015, the Company had a note payable of $50,000 plus accrued interest of $11,457. The note is unsecured and bearsinterest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of September 30, 2015, the Company had outstanding advances from stockholder of $261,882. The advances are unsecured, due on demand,and non-interest bearing.

As of September 30, 2015, we had no assets and our total liabilities were$326,939, mainly including a promissory note payable of $50,000 and stockholder advances of $261,882. We had a working capital deficit of$326,939.

NET CASH USED IN OPERATING ACTIVITIES: For the nine months ended September 30, 2015, net cash of $63,418was used andfor the similar period in 2014, the amount of net cash used was $39,699.

CASH FLOWS FROM FINANCING ACTIVITIES – For the nine months ended September 30, 2015 and 2014, we received advances from shareholder of $63,418 and $39,699, respectively. There was no cash provided by equity financing activities during the nine months ended September30, 2015 and 2014. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and she determined that our disclosure controls and procedures were ineffective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.A control system, no matter how well conceived andoperated,canprovideonlyreasonable,notabsolute, assurancethattheobjectivesofthecontrolsystemare met.Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2015, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Date: November 3, 2015

	BY:	/s/ Leonora Yung
Leonora Yung
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)