Form 10-K
period 2015-12-31
Theron Resource Group
filed 2016-03-30
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the fiscal year ended December 31, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 000-53845

THERON RESOURCE GROUP
(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

17/F, Amtel Building,
144-148 Des Voeux Road Central,
Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 852- 2568 7518

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
Yes[X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [X]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of March 30, 2016.

As of March 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,729,000 by reference to the price at which the common equity was last sold, which was $0.91 on May 4, 2010 and there was no trading activity through the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

THERON RESOURCE GROUP

PART I

ITEM 1.        BUSINESS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “goal,” “seek,” “strategy,” “future,” “likely,” and similar expressions or words which, by their nature, refer to future events.

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

Our financial statements are stated in United States Dollars (“USD” or “US$” or “$”) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the “common shares” in our capital stock.

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our principal executive office is located at 17/F, Amtel Building, 144-148 Des Voeux Road Central, Hong Kong, telephone 852-2568 7518. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

On February 21, 2007, we optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Upon exercise of the option, we are required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. The Company currently does not intend to exercise the option on the claim.

On August 5, 2014, the Company entered into a Plan of Exchange (the “Agreement”) with the major stockholders of BG Global Phils., Inc (“BG Global”), a company incorporated in the Philippines, to acquire 91,395 shares or 99.99% of the issued and outstanding stock of BG Global at an aggregate consideration of 1,500,000 newly issued shares of stock of the Company and $1,500,000 in cash. BG Global is in the business of owning and leasing electronic gaming machines placed in venues in the Philippines. The Agreement was intended to be consummated upon written approval from the board of directors of each party and the exchange of the consideration.

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

ITEM 2.        PROPERTIES

Our principal office is located at 17/F, Amtel Building, 144-148 Des Voeux Road Central, Hong Kong, telephone 852-2568 7518. Our principal office is provided by our major stockholder, Horizon Investment Club Limited, without charge, but such arrangement may be cancelled at anytime without notice. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

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

	Common Stock
	High	Low
Year Ended December 31, 2015
Three months ended December 31, 2015	$0.0031	$0.0031
Three months ended September 30, 2015	$0.0031	$0.0031
Three months ended June 30, 2015	$0.0031	$0.0031
Three months ended March 31, 2015	$0.0031	$0.0031

Year Ended December 31, 2014
Three months ended December 31, 2014	$0.0031	$0.0031
Three months ended September 30, 2014	$0.0031	$0.0031
Three months ended June 30, 2014	$0.0031	$0.0031
Three months ended March 31, 2014	$0.0031	$0.0031

Holders

As of March 30, 2016, we had 50 holders of record of our common stock. There are 7,900,000 shares outstanding.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2015, there were no warrants or options outstanding to acquire any shares of our common stock.

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

This Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” “project,” “goal,” “seek,” “strategy,” “future,” “likely,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

BUSINESS OVERVIEW

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our principal executive office is located at 17/F, Amtel Building, 144-148 Des Voeux Road Central, Hong Kong, telephone 852-2568 7518. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, development stage corporation.

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

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the years ended December 31, 2015 and 2014.

REVENUE

No revenue was generated for the years ended December 31, 2015 and 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the years ended December 31, 2015 and 2014 amounted to $62,309 and $86,320, respectively. The decrease in expenses between the two periods is mainly due to the inclusion of the write-off of expenses in 2014 in connection with two companies that THRO is considering acquiring.

INTEREST EXPENSE

Interest expense for both the years ended December 31, 2015 and 2014 amounted to $2,500, respectively. Interest expense for the years is attributable to a $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes in 2015.

NET LOSS

For the years ended December 31, 2015 and 2014, the net losses were $64,809 ($0.01 per share) and $88,820 ($0.01 per share), respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at December 31, 2015 and 2014.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees other than our officer and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of December 31, 2015, we had a stockholders’ deficiency of $339,205.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their annual report on our financial statements for the year ended December 31, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we have not yet generated any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2015, we have an accumulated deficit of $442,701 and a stockholders’ deficiency of $338,875. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $74,729 during the year ended December 31, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of December 31, 2015, we had a note payable of $50,000 plus accrued interest of $12,082. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of December 31, 2015, we had outstanding advances from stockholders of $273,193. The advances are unsecured, due on demand, and non-interest bearing.

As of December 31, 2015, we had no assets and our total liabilities were $339,205, mainly including a promissory note payable of $50,000 and stockholder advances of $273,193. We had a working capital deficit of $339,205.

NET CASH USED IN OPERATING ACTIVITIES: For the years ended December 31, 2015 and 2014, $74,729 and $62,370 in net cash were used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the years ended December 31, 2015 and 2014, we received advances from shareholders of $74,729 and $62,370 respectively. There was no cash provided by equity financing activities during the years ended December 31, 2015 and 2014. No options or warrants were issued in the most recent year to purchase shares at a later date.

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
Theron Resource Group

We have audited the accompanying balance sheets of Theron Resource Group as of December 31, 2015 and 2014 and the related statements of operation, comprehensive loss, stockholders’ deficiencies, and cash flows for the years ended December 31, 2015 and 2014. Theron Resource Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theron Resource Group as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California	WWC, P.C.
March 30, 2016	Certified Public Accountants

THERON RESOURCE GROUP
BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,	December 31,
	2015	2014

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$3,930	$16,350
Promissory note payable – in default	50,000	50,000
Interest due on promissory notes payable	12,082	9,582
Advances from stockholders	273,193	198,464
Total current liabilities	339,205	274,396

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(442,701)	(377,892)
Total stockholders’ deficiency	(339,205)	(274,396)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

	For the years ended December 31,
	2015	2014

Revenue	$-	$-

General and administrative expenses	(62,309)	(86,320)

Loss from operations	(62,309)	(86,320)

Interest expense	(2,500)	(2,500)

Net loss	(64,809)	(88,820)

Other comprehensive loss
Currency exchange loss	-	-

Comprehensive loss	$(64,809)	$(88,820)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares used in per share calculations – basic and diluted	7,900,000	7,900,000

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in U.S. dollars)

			Additional	Other		Total
	Common stock	Common	paid-in	comprehensive	Accumulated	stockholders’
	outstanding	stock	Capital	loss	deficit	deficiency

Balance, December 31, 2013	7,900,000	$7,900	$95,818	$(222)	$(289,072)	$(185,576)
Net loss for the year	-	-	-	-	(88,820)	(88,820)
Balance, December 31, 2014	7,000,000	7,900	95,818	(222)	(377,892)	(274,396)
Net loss for the year	-	-	-	-	(64,809)	(64,809)
Balance, December 31, 2015	7,900,000	$7,900	$95,818	$(222)	$(442,701)	$(339,205)

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	For the years ended
	December 31,
	2015	2014

Cash flows used from operating activities
Net loss	$(64,809)	$(88,820)

Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	(12,420)	13,950
Increase in interest accrued on promissory note payable	2,500	2,500
Decrease in prepaid expenses	-	10,000
Cash flows used in operating activities	(74,729)	(62,370)

Cash flows from financing activities
Advances from stockholders	74,729	62,370
Cash flows provided by financing activities	74,729	62,370

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of year	-	-
Cash and cash equivalents – End of year	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2015, we have an accumulated deficit of $442,701 and a stockholders’ deficiency of $339,205. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $74,729 during the year ended December 31, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At December 31, 2015 and 2014, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the years ended December 31, 2015 and 2014.

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

For the years ended December 31, 2015 and 2014, there were no potentially dilutive securities.

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

In November 2015, the Financial Accounting Standards Board issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The objective of this Update is to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred assets and liabilities be classified as long-term on the balance sheet instead of separating the deferred taxes into current and noncurrent amounts. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The Company believes that this treatment of deferred taxes reduces the complexity of financial reporting while improving the usefulness of the information provided to users of the financial statements. As a result, the Company has elected to early adopt this Update prospectively as of November 30, 2015 and prior periods have not been retrospectively adjusted.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.        RELATED PARTY TRANSACTIONS

During the years ended December 31, 2015 and 2014, the Company’s stockholders provided net advances of $74,729 and $62,370, respectively, to finance the Company’s working capital requirements.

The outstanding advances from stockholders totaled $273,193 and $198,464 as of December 31, 2015 and 2014, respectively. These advances are unsecured, due on demand, and non-interest bearing.

During the years ended December 31, 2015 and 2014, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the years ended December 31, 2015 and 2014.

5.        NOTE PAYABLE-IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured, bears interest at 5% per annum and matured on March 3, 2012 and is currently in default. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

During both the years ended December 31, 2015 and 2014, the Company accrued $2,500 in interest payable under the note.

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

For more information regarding the change in accountants, please see the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2015.

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

As of December 31, 2015, the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, who serves as our principal executive officer and principal financial offer, concluded that our disclosure controls and procedures were not effective as of the end of the year covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Due to the size and operations of the Company, we are unable to remediate these deficiencies until we acquire or merge with another company.

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2015 and 2014 and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2015 and 2014 in conformity with U.S. GAAP, notwithstanding the material weaknesses we identified.

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

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information about our directors and executive officers during the year ended and as of December 31, 2015 is set forth as follows.

Name	Position Held	Age	Date of Appointment
YUNG, Leonora	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	65	November 13, 2014

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

Meetings of Our Board of Directors

Our Board of Directors took all actions by unanimous written consent without a meeting during the years ended December 31, 2015 and 2014.

Director Compensation

The Company did not provide any compensation to its directors in the year ended December 31, 2015, but reimbursed directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the year ended December 31, 2015, all filing requirements applicable to the Company’s officers, directors and beneficial owners of more than 10% of our common stock have been complied with, provided, however, that the Company’s major shareholder, Horizon Investment Club Limited, has inadvertently failed to file a Form 3 with the SEC with respect to the Company. Such person is in the process of filing the form and will comply with Section 16(a) of the Securities Exchange Act of 1934, as amended, as promptly as practicable.

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

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
YUNG, Leonora CEO, President, CFO and Director (1)	Year ended December 31, 2015	-	-	-	-	-	-	-	-
	Year ended December 31, 2014	-	-	-	-	-	-	-	-

(1) Ms. Yung has served as our CEO, President, CFO and director since November 13, 2014.

As of December 31, 2015, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

Director Compensation

The Company did not provide any compensation to its directors in the year ended December 31, 2015, but reimbursed our directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2016 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount of
Name and Address of Beneficial Owner	Beneficial Ownership	Percentage of Class
Horizon Investment Club Limited 17/F, Amtel Building, 144-148 Des Voeux Road Central, Hong Kong.	6,000,000 Common Stock	75.9%

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 30, 2016. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount of
Name and Address of Beneficial Owner	Beneficial Ownership	Percentage of Class
YUNG, Leonora* 17/F, Amtel Building, 144-148 Des Voeux Road Central, Hong Kong.	6,000,000 Common Stock	75.9%

*Ms. Leonora Yung, by directly owning 70% of Horizon Investment Club Limited, which directly owns 75.9% of the common stock of the Company, indirectly owns 75.9% of the common stock of the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Ms. Leonora Yung, the Chief Executive Officer and Chief Financial Officer was of opinion that Horizon Investment Club Limited is the registrant’s parent company. As of March 30, 2016, Horizon Investment Club Limited owns directly and beneficially 6,000,000 shares of the registrant’s 7,900,000 outstanding shares of common stock. Ms. Leonora Yung, by being a director and owning 70% of Horizon Investment Club Limited, which directly owns 75.9% of the common stock of the Company, indirectly owns 75.9% of the common stock of the Company.

There were no related transactions with our director, executive officer, or stockholder holding at least 5% of shares of our common stock, or any family member thereof during the years ended December 31, 2015 and 2014.

Director Independence

Our securities are quoted on the OTC Pink tier of the OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements. Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are aggregate fees billed by WWC and Weinberg for professional services rendered for the audits of the Company’s annual financial statements during the fiscal years ended December 31, 2015 and 2014.

Audit Fees

The aggregate fees billed and expected to be billed for professional services rendered by Weinberg for the years ended December 31, 2015 and 2014 for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those periods were nil and $15,750, respectively.

The fees expected to be billed and paid to WWC related to the audit for the years ended December 31, 2015 and 2014 were $26,000 and $15,000, respectively.

Audit Related Fees

The aggregate fees billed in the years ended December 31, 2015 and 2014 for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were nil.

Tax Fees

The aggregate fees billed in the years ended December 31, 2015 and 2014 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were nil.

All Other Fees

The aggregate fees billed in the years ended December 31, 2015 and 2014 for products and services rendered by Weinberg other than the services reported in items (1), (2) and (3) above were nil and $12,750, respectively.

No fees billed by WWC in the years ended December 31, 2015 and 2014 for products and services provided by our principal accountants other than the services reported in items (1), (2) and (3) above were nil.

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

Date: March 30, 2016

BY:	/s/ Leonora Yung
Leonora Yung
Chief Executive Officer, President and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chief Executive Officer,
BY:	/s/ Leonora Yung	President, Chief Financial	Date: March 30, 2016
Officer and Director
(Principal Executive Officer
	Leonora Yung	and Principal Financial
Officer)