Form 10-Q
period 2016-03-31
Theron Resource Group
filed 2016-05-16
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended March 31, 2016

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

Issuer’s telephone number: 852-2568 7518

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
Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of May 16, 2016.

THERON RESOURCE GROUP

PART I

ITEM 1. FINANCIAL STATEMENTS

Theron Resource Group
Balance Sheets
As of March 31, 2016 and December 31, 2015
(Unaudited)
(Stated in U.S. Dollars)

	March 31,	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accrued liabilities	$12,810	$3,930
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	12,707	12,082
Advances from stockholders	307,818	273,193
Total liabilities	383,335	339,205

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	95,818	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(486,831)	(442,701)
Total stockholders’ deficiency	(383,335)	(339,205)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

Theron Resource Group
Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2016 and 2015
(Unaudited)
(Stated in U.S. Dollars)

		Three months ended
		March 31,		March 31,
		2016		2015

Revenue		$-		$-

General and administrative expenses		(43,505)		(2,350)

Loss from operations		(43,505)		(2,350)

Interest expense		(625)		(625)

Net loss		$(44,130)		$(2,975)

Other comprehensive loss
Currency exchange loss		-		-

Comprehensive loss		$(44,130)		$(2,975)

Basic and diluted loss per common share	$	**	$	**

Weighted average number of common shares used in per share calculations – basic and diluted		7,900,000		7,900,000

** less than 0.01

The accompanying notes are an integral part of these financial statements

Theron Resource Group
Statements of Changes in Stockholders’ Deficiency
For the three months ended March 31, 2016 and the year ended December 31, 2015
(Stated in U.S. Dollars)

			Additional	Other		Total
	Common stock	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Outstanding	stock	Capital	Loss	Deficit	Deficiency

Balance, January 1, 2015	7,900,000	$7,900	$95,818	$(222)	$(377,892)	$(274,396)

Net Loss for the year	-	-	-	-	(64,809)	(64,809)

Balance, December 31, 2015	7,900,000	$7,900	$95,818	$(222)	$(442,701)	$(339,205)

Balance, January 1, 2016	7,900,000	$7,900	$95,818	$(222)	$(442,701)	$(339,205)

Net Loss for the period	-	-	-	-	(44,130)	(44,130)

Balance, March 31, 2016	7,900,000	$7,900	$95,818	$(222)	$(486,831)	$(383,335)

The accompanying notes are an integral part of these financial statements

Theron Resource Group
Statements of Cash Flows
For the three months ended March 31, 2016 and 2015
(Unaudited)
(Stated in U.S. Dollars)

	Three months ended
	March 31,	March 31,
	2016	2015

Cash flows used from operating activities
Net loss	$(44,130)	$(2,975)

Changes in operating assets and liabilities
Increase in accrued liabilities	8,880	2,350
Increase in interest accrued on promissory note payable	625	625
Cash flows used in operating activities	(34,625)	-

Cash flows from financing activities
Advances from stockholders	34,625	-
Cash flows provided by financing activities	34,625	-

Decrease in cash and cash equivalents	-	-

Cash and cash equivalents – Beginning of period	-	-

Cash and cash equivalents – End of period	$-	$-

The accompanying notes are an integral part of these financial statements

Theron Resource Group
Notes to Financial Statements
As of and for the three months ended March 31, 2016
and the year ended December 31, 2015
(Stated in U.S. Dollars)

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

The financial statements of Theron (hereinafter referred to as the "Company", unless the context indicates otherwise) as of and for three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015, and its cash flows for the three months ended March 31, 2016 and 2015. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2015 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2015.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2016, we have an accumulated deficit of $486,831 and a stockholders’ deficiency of $383,335. We have incurred recurring losses from operations of $44,130, and utilized cash flow in operating activities of $34,625 during the three months ended March 31, 2016. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Theron Resource Group
Notes to Financial Statements
As of and for the three months ended March 31, 2016
and the year ended December 31, 2015
(Stated in U.S. Dollars)

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

At March 31, 2016 and December 31, 2015, the fair values accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for the three months ended March 31, 2016 and 2015.

Theron Resource Group
Notes to Financial Statements
As of and for the three months ended March 31, 2016
and the year ended December 31, 2015
(Stated in U.S. Dollars)

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

For the three months ended March 31, 2016 and 2015, there were no potential dilutive securities.

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

Theron Resource Group
Notes to Financial Statements
As of and for the three months ended March 31, 2016
and the year ended December 31, 2015
(Stated in U.S. Dollars)

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

Theron Resource Group
Notes to Financial Statements
As of and for the three months ended March 31, 2016
and the year ended December 31, 2015
(Stated in U.S. Dollars)

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016 and 2015, the Company’s stockholders provided net advances of $34,625 and $0, respectively, to finance the Company’s working capital requirements.

The outstanding advances from stockholders totaled $307,818 and $273,193 as of March 31, 2016 and December 31, 2015, respectively. These advances are unsecured, due on demand, and non-interest bearing.

During the three months ended March 31, 2016 and 2015, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the three months ended March 31, 2016 and 2015.

5.	NOTE PAYABLE-IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured and bears interest at 5% per annum and matured on March 3, 2012 and is currently in default. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

During the three months ended March 31, 2016 and 2015, the Company accrued $625 in interest payable under the note, respectively.

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

As used in this quarterly report, the terms “we,” “us,” “our,” “Theron” and “THRO” mean Theron Resource Group, unless otherwise indicated.

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

The following analysis of the results of operations and financial condition of the corporation for the period ending March 31, 2016, should be read in conjunction with our financial statements, including the notes thereto contained in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 17/F, Amtel Building, 144-148 Des Voeux Road Central, Hong Kong, telephone (852) 2568 7518. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

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

Offices

Our principal office is located at 17/F, Amtel Building, 144-148 Des Voeux Road Central, Hong Kong, telephone (852) 2568 7518. Our principal office is provided by our major stockholder, Horizon Investment Club Limited, without charge, but such arrangement may be cancelled at anytime without notice. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

RESULTS OF OPERATIONS

The Corporation did not generate any revenues from operations for the three months ended March 31, 2016 and 2015.

REVENUE

No revenue was generated for three months ended March 31, 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2016 and 2015 amounted to $43,505 and $2,350, respectively. The increase in expenses between the two periods is mainly due to more audit fee and legal fees incurred in the three months ended March 31, 2016.

INTEREST EXPENSE

Interest expense for both the three months ended March 31, 2016 and 2015 amounted to $625. Interest expense for both periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2016.

NET LOSS

For the three months ended March 31, 2016, the net losses were $44,130 ($0.01 per share), compared to losses of $2,975 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at March 31, 2016 and 2015.

Theron continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

PLAN OF OPERATION

As of March 31, 2016, we had a stockholders’ deficiency of $383,335.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their annual report on the financial statements for the year ended December 31, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months on March 31, 2016, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2016, we have an accumulated deficit of $486,831 and a stockholders’ deficiency of $383,335. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $34,625 during the three months ended March 31, 2016. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of March 31, 2016, the Company had a note payable of $50,000 plus accrued interest of $12,707. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of March 31, 2016, the Company had outstanding advances from stockholder of $307,818. The advances are unsecured, due on demand, and non-interest bearing.

As of March 31, 2016, we had no assets and our total liabilities were $383,335, mainly including a promissory note payable of $50,000 and stockholder advances of $307,818. We had a working capital deficit of $383,335.

NET CASH USED IN OPERATING ACTIVITIES: For the three months ended March 31, 2016 and 2015, $34,625 and $0 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES – For the three months ended March 31, 2016 and 2015, we received advances from shareholder of $34,625 and $0, respectively. There was no cash provided by equity financing activities during the three months ended March 31, 2016 and 2015. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: May 16, 2016

BY:	/s/ Leonora Yung
Leonora Yung
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial
Officer)