Form 10-Q
period 2016-06-30
Theron Resource Group
filed 2016-08-22
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended June 30, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission file number: 000-53845

THERON RESOURCE GROUP
(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Room 504/30, West Office Tower
Shanghai Centre, 1376 West Nanjing Road
Jing An District, Shanghai 200040, P.R.C.	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (86) 21 6010 1269

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
Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of August 12, 2016.

THERON RESOURCE GROUP

PART I

ITEM 1.	FINANCIAL STATEMENTS

Theron Resource Group
Balance Sheets
As of June 30, 2016 and December 31, 2015
(Unaudited)
(Stated in U.S. Dollars)

	June 30,	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(Unaudited)

Current liabilities
Accrued expenses	$-	$3,930
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	13,332	12,082
Advances from stockholder	-	273,193
Total current liabilities	63,332	339,205

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	7,900	7,900
Additional paid-in capital	430,574	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(501,584)	(442,701)
Total stockholders’ deficiency	(63,332)	(339,205)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Theron Resource Group
Statements of Operations and Other Comprehensive Loss
For the three months and six months ended June 30, 2016 and 2015
(Unaudited)
(Stated in U.S. Dollars)

		Three months ended June 30,				Six months ended June 30,
		2016		2015		2016		2015

Revenue		$-		$-		$-		$-

General and administrative expenses		(17,528)		(39,527)		(61,033)		(41,877)

Loss from operations		(17,528)		(39,527)		(61,033)		(41,877)

Other income		3,400		-		3,400		-

Interest expense		(625)		(625)		(1,250)		(1,250)

Net loss		(14,753)		(40,152)		(58,883)		(43,127)

Other comprehensive loss
Currency exchange loss		-		-		-		-

Comprehensive loss		$(14,753)		$(40,152)		$(58,883)		$(43,127)

Basic and diluted loss per common share	$	**	$	**	$	**	$	**

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these unaudited condensed financial statements

Theron Resource Group
Statements of Cash Flows
For the six months ended June 30, 2016 and 2015
(Unaudited)
(Stated in U.S. Dollars)

	Six Months ended June 30,
	2016	2015

Cash flows used from operating activities
Net loss	$(58,883)	$(43,127)

Changes in operating assets and liabilities
Decrease in accrued expenses	(3,930)	(6,456)
Increase in interest accrued on promissory note payable	1,250	1,250
Cash flows used in operating activities	(61,563)	(48,333)

Cash flows from financing activities
Advances from stockholders	61,563	48,333
Cash flows provided by financing activities	61,563	48,333

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

Non-cash transaction

During the six months ended June 30, 2016, advances from stockholder of $334,756 have been waived and included as a stockholder contribution in additional paid-in capital.

The accompanying notes are an integral part of these unaudited condensed financial statements

Theron Resource Group
Notes to Financial Statements
As of and for the three months and six months ended June 30, 2016 and for the year ended December 31, 2015
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

The financial statements of the Company as of and for three months and six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2016, the results of its operations for the three months and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2015 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2015.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2016, we have an accumulated deficit of $501,584 and a stockholders’ deficiency of $63,332. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $61,563 during the six months ended June 30, 2016. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings, to effect a merger or acquisition with an operating company and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings or effect any merger or acquisition, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Theron Resource Group
Notes to Financial Statements
As of and for the three months and six months ended June 30, 2016
(Stated in U.S. Dollars)

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

At June 30, 2016 and December 31, 2015, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months and six months ended June 30, 2016 and 2015.

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

Theron Resource Group
Notes to Financial Statements
As of and for the three months and six months ended June 30, 2016 and for the year ended December 31, 2015
(Stated in U.S. Dollars)

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

For the three months and six months ended June 30, 2016 and 2015, there were no potential dilutive securities.

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

During the six months ended June 30, 2016 and 2015, the Company’s stockholders provided net advances of $61,563 and $48,333, respectively, to finance the Company’s working capital requirements.

Advances from stockholders are unsecured, due on demand, and non-interest bearing. The outstanding advances from stockholders totaled $273,193 as of June 30, 2015. On May 23, 2016 the outstanding advances from a stockholder of $334,756 has been waived in full (Please see Note 6).

During the three months and six months ended June 30, 2016 and 2015, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the three months and six months ended June 30, 2016 and 2015.

Theron Resource Group
Notes to Financial Statements
As of and for the three months and six months ended June 30, 2016 and for the year ended December 31, 2015
(Stated in U.S. Dollars)

5.	PROMISSORY NOTE PAYABLE – IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan is unsecured and bears interest at 5% per annum and matured on March 3, 2012. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

During the three months and six months ended June 30, 2016, the Company accrued $625 and $1,250 in interest payable under the note, respectively, as compared to $625 and $1,250 for the three months and six months ended June 30, 2015.

6.	STOCKHOLDER CONTRIBUTION

Horizon Investment Club Limited (“Horizon”) entered into an agreement dated May 23, 2016 with the Company to waive the Company’s balance due to Horizon of $307,818. On May 23, 2016, Horizon further consented to waive a sum of $26,938 receivable from the Company. Horizon was the Company’s major stockholder and on May 23, 2016 it entered into a share purchase agreement to sell all its shares of the Company to Red Point Holdings L.P., an Exempted Limited Partnership registered in the Cayman Islands. A gain from extinguishment of these liabilities of $334,756 was recorded as capital contribution in equity.

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

RESULTS OF OPERATIONS

The Company did not generate any revenues from operations for the three months and six months ended June 30, 2016 and 2015.

REVENUE

No revenue was generated for the three months and six months ended June 30, 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $17,528 and $39,527 for the three months ended June 30, 2016 and 2015, respectively; and $61,033 and $41,877 for the six months ended June 30, 2016 and 2015, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

OTHER INCOME

Other income for the three months and six months ended June 30, 2016 represents a reverse of overprovision for expenses.

INTEREST EXPENSE

Interest expense for both the three months ended June 30, 2016 and 2015 amounted to $625, and for both the six months ended June 30, 2016 and 2015 amounted to $1,250. Interest expense for these periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2016.

NET LOSS

For the three months and six months ended June 30, 2016, the net losses were $14,753 and $40,152, compared to net losses of $58,883 and $43,127 for the similar periods last year. The losses per share was $0.00 and $0.01 for the three months ended June 30, 2016 and 2015 and $0.01 to each period for the six months ended June 30, 2016 and 2015. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at June 30, 2016 and 2015.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of June 30, 2016, we had a stockholders’ deficiency of $63,332.

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

There are no assurances that we will be able to obtain further funds required for continued operations. We are pursuing various financing alternatives to meet immediate and long-term financial requirements but results to date have not been encouraging. We also seek to effect an acquisition or merger with an operating company. However, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms and no assurance could be given on any acquisition or merger. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due.

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months and six months on June 30, 2016, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2016, we have an accumulated deficit of $501,584 and a stockholders’ deficiency of $63,332. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $61,563 during the six months ended June 30, 2016. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Since our inception in April 2006, we have used our common stock, promissory notes and loans or advances from our officers, directors and stockholders to raise money for our optioned acquisition and for corporate expenses. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November 2006 for cash consideration of $9,000 to a total of three subscribers. During May 2009, $50,000 cash was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 subscribers.

As of June 30, 2016, the Company had a note payable of $50,000 plus accrued interest of $13,221. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of June 30, 2016, we had no assets and our total liabilities were $63,332, mainly including a promissory note payable of $50,000 and interest due thereon of $13,332. We had a working capital deficit of $63,332.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended June 30, 2016 and 2015, $61,563 and $48,333 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES – For the six months ended June 30, 2016 and 2015, we received advances from stockholder of $61,563 and $48,333, respectively. There was no cash provided by equity financing activities during the six months ended June 30, 2016 and 2015. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2016, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 3.	DEFALTS UPON SENIOR SECURITIES.

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party as evidenced by a promissory note (the “Promissory Note”). The loan is unsecured and bears interest at 5% per annum and matured on March 3, 2012. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012. The loan is currently in default and the accrued interest as of June 30, 2016 is $13,332.

In connection with the share purchase described under Note 6 herein, Horizon entered into a Deed of Waiver and Assumption of Debt (the “Waiver”) with the Company pursuant to which Horizon and the Company agreed and confirmed that the Company novates and transfers to Horizon all its obligations and liabilities under the Promissory Note including all principal amount, accrued interests, or default interests arising thereunder and such other liabilities accrued or incurred by the Company prior to the closing of the share purchase, which is July 2, 2016.

However, the assignment of the Promissory Note has not been consented by the creditor because the creditor has been lost in contact, the Company may still hold liable until the earlier of (i) the loan is paid off, (ii) the creditor consents to the Waiver or (iii) the statutes of limitation of the Promissory Note expires on March 3, 2022.

ITEM 6.	EXHIBITS

Exhibits

10.1	Deed of Waiver and Assumption of Debt by and between Horizon Investment Club Limited and the Company dated May 23, 2016.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension label Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERON RESOURCE GROUP

Date: August 22, 2016

BY:	/s/ Yaohsu (Joseph) Wang
Yaohsu (Joseph) Wang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)