Form 10-Q
period 2016-09-30
Theron Resource Group
filed 2016-11-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of November 11, 2016.

THERON RESOURCE GROUP

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Theron Resource Group
Balance Sheets
As of September 30, 2016 and December 31, 2015
(Unaudited)
(Stated in U.S. Dollars)

	September 30,	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(Unaudited)

Current liabilities
Accrued expenses	$-	$3,930
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	13,957	12,082
Advances from stockholders	11,652	273,193
Total current liabilities	75,609	339,205

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7,900	7,900
Additional paid-in capital	430,574	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(513,861)	(442,701)
Total stockholders’ deficiency	(75,609)	(339,205)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Theron Resource Group
Statements of Operations and Other Comprehensive Loss
(Unaudited)
(Stated in U.S. Dollars)

		Three Months ended September 30,				Nine Months ended September 30,
		2016		2015		2016		2015
Revenue		$-		$-		$-		$-
General and administrative expenses		(11,652)		(8,792)		(72,685)		(50,668)
Loss from operations		(11,652)		(8,792)		(72,685)		(50,668)
Other income		-		-		3,400		-
Interest expense		(625)		(625)		(1,875)		(1,875)
Net loss		(12,277)		(9,417)		(71,160)		(52,543)
Other comprehensive loss
Currency exchange loss		-		-		-		-
Comprehensive loss		$(12,277)		$(9,417)		$(71,160)		$(52,543)
Basic and diluted loss per common share	$	**	$	**	$	**	$	**
Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these unaudited financial statements.

Theron Resource Group
Statements of Cash Flows
(Unaudited)
(Stated in U.S. Dollars)

	Nine Months ended September 30,
	2016	2015

Cash flows used from operating activities
Net loss	$(71,160)	$(52,543)

Changes in operating assets and liabilities
Decrease in accrued expenses	(3,930)	(12,750)
Increase in interest accrued on promissory note payable	1,875	1,875
Cash flows used in operating activities	(73,215)	(63,418)

Cash flows from financing activities
Advances from stockholders	73,215	63,418
Cash flows provided by financing activities	73,215	63,418

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

Non-cash transaction
During the nine months ended September 30, 2016, the Company’s obligation to repay the advances from stockholder of $334,756 have been waived by the stockholder and included as a stockholder contribution in additional paid-in capital.

The accompanying notes are an integral part of these unaudited financial statements.

Theron Resource Group
Notes to Financial Statements
As of and for the three months and nine months ended September 30, 2016 and for the year ended December 31, 2015
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

The financial statements of the Company as of and for the three months and nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2016, the results of its operations for the three months and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2015 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2015.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2016, we have an accumulated deficit of $513,861 and a stockholders’ deficiency of $75,609. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $73,215 during the nine months ended September 30, 2016. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At September 30, 2016 and December 31, 2015, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months and nine months ended September 30, 2016 and 2015.

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

For the three months and nine months ended September 30, 2016 and 2015, there were no potential dilutive securities.

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

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The objective of this Update is to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred assets and liabilities be classified as long-term on the balance sheet instead of separating the deferred taxes into current and noncurrent amounts. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The Company believes that this treatment of deferred taxes reduces the complexity of financial reporting while improving the usefulness of the information provided to users of the financial statements. As a result, the Company has elected to early adopt this Update prospectively as of November 30, 2015 and prior periods have not been retrospectively adjusted.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)". Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016 and 2015, the Company’s stockholders provided net advances of $73,215 and $63,418, respectively, to finance the Company’s working capital requirements.

Advances from stockholders are unsecured, due on demand, and non-interest bearing. The outstanding advances from stockholders totaled $273,193 as of December 31, 2015. On May 23, 2016 the outstanding advances from a stockholder of $334,756 has been waived in full (Please see Note 6).

During the three months and nine months ended September 30, 2016 and 2015, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder agreed not to receive any payment from the Company relating to its use of such office facility during the three months and nine months ended September 30, 2016 and 2015.

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

In connection with the share purchase described under Note 6 herein, Horizon Investment Club Limited (“Horizon”) entered into a Deed of Waiver and Assumption of Debt (the “Waiver”) with the Company pursuant to which Horizon and the Company agreed and confirmed that the Company novates and transfers to Horizon all its obligations and liabilities under the Promissory Note including all principal amount, accrued interests, or default interests arising thereunder and such other liabilities accrued or incurred by the Company prior to the closing of the share purchase, which is July 2, 2016.

However, the assignment of the Promissory Note has not been consented by the creditor because the creditor has been lost in contact, the Company may still hold liable until the earlier of (i) the loan is paid off, (ii) the creditor consents to the Waiver or (iii) the statutes of limitation of the Promissory Note expires on March 3, 2022. Therefore, the Promissory Note is currently deemed to be in default despite the Waiver.

During the three months and nine months ended September 30, 2016, the Company accrued $625 and $1,875 in interest payable under the note, respectively, as compared to $625 and $1,875 for the three months and nine months ended September 30, 2015.

6.	STOCKHOLDER CONTRIBUTION

Horizon entered into an agreement dated May 23, 2016 with the Company to waive the Company’s balance due to Horizon of $307,818. On May 23, 2016, Horizon further consented to waive a sum of $26,938 receivable from the Company. Horizon was the Company’s major stockholder and on May 23, 2016 it entered into a share purchase agreement to sell all its shares of the Company to Red Point Holdings L.P., an Exempted Limited Partnership registered in the Cayman Islands. A gain from extinguishment of these liabilities of $334,756 was recorded as capital contribution in equity.

7.	COMMITMENTS

On February 21, 2007, the Company optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Upon exercise of the option, the Company is required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. The Company currently does not intend to exercise the option on the claim.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “goal,” “seek,” “strategy,” “future,” “likely,” and similar expressions or words which, by their nature, refer to future events.

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

RESULTS OF OPERATIONS

The Company did not generate any revenues from operations for the three months and nine months ended September 30, 2016 and 2015.

REVENUE

No revenue was generated for the three months and nine months ended September 30, 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $11,652 and $8,792 for the three months ended September 30, 2016 and 2015, respectively; and $72,685 and $50,668 for the nine months ended September 30, 2016 and 2015, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

OTHER INCOME

Other income for the three months and nine months ended September 30, 2016 represents a reverse of overprovision for expenses.

INTEREST EXPENSE

Interest expense for both the three months ended September 30, 2016 and 2015 amounted to $625, and for both the nine months ended September 30, 2016 and 2015 amounted to $1,875. Interest expense for these periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2016.

NET LOSS

For the three months and nine months ended September 30, 2016, the net losses were $12,277 and $71,160, compared to net losses of $9,417 and $52,543 for the similar periods last year. The losses per share was $0.00 to each period for the three months ended September 30, 2016 and 2015 and $0.01 to each period for the nine months ended September 30, 2016 and 2015. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at September 30, 2016 and 2015.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of September 30, 2016, we had a stockholders’ deficiency of $75,609.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months and nine months on September 30, 2016, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2016, we have an accumulated deficit of $513,861 and a stockholders’ deficiency of $75,609. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $73,215 during the nine months ended September 30, 2016. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of September 30, 2016, the Company had a note payable of $50,000 plus accrued interest of $13,957. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of September 30, 2016, we had no assets and our total liabilities were $75,609, mainly including a promissory note payable of $50,000 and interest due thereon of $13,957. We had a working capital deficit of $75,609.

NET CASH USED IN OPERATING ACTIVITIES: For the nine months ended September 30, 2016 and 2015, $73,215 and $63,418 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES – For the nine months ended September 30, 2016 and 2015, we received advances from stockholders of $73,215 and $63,418, respectively. There was no cash provided by equity financing activities during the nine months ended September 30, 2016 and 2015. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: November 14, 2016

	BY:	/s/ Yaohsu (Joseph) Wang
Yaohsu (Joseph) Wang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)