Form 10-K
period 2016-12-31
Theron Resource Group
filed 2017-06-28
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________to __________

Commission file number: 000-53845

THERON RESOURCE GROUP
(Exact name of registrant as specified in its charter)

Wyoming	26-0665325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 Yihe Road, Luozhuang District
Linyi City, Shandong, P.R.C.	276000
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (86) 0539-563-1111

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  [  ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [  ]  No  [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting Corporation or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [ X ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ X ]  No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of March 27, 2017.

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,729,000 by reference to the price at which the common equity was last sold, which was $0.91 on May 4, 2010 and there was no trading activity through the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of March 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

THERON RESOURCE GROUP

PART I

ITEM 1.	BUSINESS.

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

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal office is located at 23 Yihe Road, Luozhuang District Linyi City, Shandong, 276000, P.R.C., telephone (86) 0539-563-111. Our principal office is provided by an entity run by our chairman of the board, without charge, but such arrangement may be terminated at any time without notice. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

ITEM 3.	LEGAL PROCEEDINGS.

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

The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as reported on otcmarkets.com. There has not been any trading activity in our common stock since May 4, 2010.

	Common Stock
	High	Low
Year Ended December 31, 2016
Three months ended December 31, 2016	$0.0031	$0.0031
Three months ended September 30, 2016	$0.0031	$0.0031
Three months ended June 30, 2016	$0.0031	$0.0031
Three months ended March 31, 2016	$0.0031	$0.0031

Year Ended December 31, 2015
Three months ended December 31, 2015	$0.0031	$0.0031
Three months ended September 30, 2015	$0.0031	$0.0031
Three months ended June 30, 2015	$0.0031	$0.0031
Three months ended March 31, 2015	$0.0031	$0.0031

Holders

As of March 27, 2017, we had 50 holders of record of our common stock. There are 7,900,000 shares outstanding.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2016, there were no warrants or options outstanding to acquire any shares of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

The Company did not generate any revenues from operations for the years ended December 31, 2016 and 2015.

REVENUE

No revenue was generated for the years ended December 31, 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the years ended December 31, 2016 and 2015 amounted to $83,580 and $62,309, respectively. The increase in expenses between the two periods is mainly due to the increase in professional fees incurred for its SEC filings.

OTHER INCOME

Other income for the year ended December 31, 2016 represents a reverse of overprovision for expenses.

INTEREST EXPENSE

Interest expense for each of the years ended December 31, 2016 and 2015 amounted to $2,500. Interest expense for the years is attributable to a $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%. As stated under Note 5 in the accompanying footnotes to the Company’s audited financial statements contained herein, the Company novated and transferred the promissory note of $50,000 and its interests to Horizon Investment Club Limited (“Horizon”) pursuant to the Waiver, as defined under Note 5, due to the missing in contact of the creditor, the Company may still hold liable until the earlier of (i) the loan is paid off, (ii) the creditor consents to the Waiver or (iii) the statutes of limitation of the Promissory Note expires on March 3, 2022. Therefore, the Promissory Note is currently deemed to be in default despite the Waiver.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes in 2016.

NET LOSS

For the years ended December 31, 2016 and 2015, the net losses were $83,580 ($0.01 per share) and $64,809 ($0.01 per share), respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at December 31, 2016 and 2015.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of December 31, 2016, we had a stockholders’ deficiency of $88,029.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our financial statements for the year ended December 31, 2016, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had not yet generated any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2016, we have an accumulated deficit of $526,281 and a stockholders’ deficiency of $88,029. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $73,215 during the year ended December 31, 2016. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of December 31, 2016, we had a note payable of $50,000 plus accrued interest of $14,582. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of December 31, 2016, we had outstanding advances from a stockholder of $0 after the consent of a major stockholder of the Company to waive a sum of $334,756 receivable from the Company.

As of December 31, 2016, we had outstanding advances of $11,652 from Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited, a company in which Mr. Zhaoyu Gu, a director of the Company, had beneficiary interest. The advances are unsecured, due on demand, and non-interest bearing.

As of December 31, 2016, we had no assets and our total liabilities were $88,029, mainly including a promissory note payable of $50,000 and advances from a stockholder of $11,652. We had a working capital deficit of $88,029.

NET CASH USED IN OPERATING ACTIVITIES: For the years ended December 31, 2016 and 2015, $73,215 and $74,729 in net cash were used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the years ended December 31, 2016 and 2015, we received advances from a stockholder and a related company of $73,215 and $74,729, respectively. There was no cash provided by equity financing activities during the years ended December 31, 2016 and 2015. No options or warrants were issued in the most recent year to purchase shares at a later date.

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
Theron Resource Group

We have audited the accompanying balance sheets of Theron Resource Group as of December 31, 2016 and 2015 and the related statements of operation, comprehensive loss, stockholders’ deficiencies, and cash flows for the years ended December 31, 2016 and 2015. Theron Resource Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Theron Resource Group as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.
San Mateo, California	WWC, P.C.
June 27, 2017	Certified Public Accountants

THERON RESOURCE GROUP
BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,	December 31,
	2016	2015

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$11,795	$3,930
Promissory note payable – in default	50,000	50,000
Interest due on promissory notes payable	14,582	12,082
Advances from a stockholder	-	273,193
Advances from a related company	11,652	-
Total current liabilities	88,029	339,205

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	95,818
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(526,281)	(442,701)
Total stockholders’ deficiency	(88,029)	(339,205)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

	For the years ended December 31,
	2016	2015

Revenue	$-	$-

General and administrative expenses	(84,480)	(62,309)

Loss from operations	(84,480)	(62,309)

Other income	3,400	-

Interest expense	(2,500)	(2,500)

Net loss	(83,580)	(64,809)

Other comprehensive loss

Currency exchange loss	-	-

Comprehensive loss	$(83,580)	$(64,809)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares used in per share calculations – basic and diluted	7,900,000	7,900,000

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in U.S. dollars)

			Additional	Other		Total
	Common stock	Common	paid-in	comprehensive	Accumulated	stockholders’
	outstanding	stock	capital	loss	deficit	deficiency

Balance, December 31, 2014	7,900,000	$7,900	$95,818	$(222)	$(377,892)	$(274,396)
Net loss for the year	-	-	-	-	(64,809)	(64,809)
Balance, December 31, 2015	7,900,000	7,900	95,818	(222)	(442,701)	(339,205)
Stockholder contribution (Note 6)	-	-	334,756	-	-	334,756
Net loss for the year	-	-	-	-	(83,580)	(83,580)
Balance, December 31, 2016	7,900,000	$7,900	$430,574	$(222)	$(526,281)	$(88,029)

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	For the years ended
	December 31,
	2016	2015

Cash flows used from operating activities
Net loss	$(83,580)	$(64,809)

Changes in operating assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	7,865	(12,420)
Increase in interest accrued on promissory note payable	2,500	2,500
Cash flows used in operating activities	(73,215)	(74,729)

Cash flows from financing activities
Advances from a stockholder	61,563	74,729
Advances from a related company	11,652	-
Cash flows provided by financing activities	73,215	74,729

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of year	-	-
Cash and cash equivalents – End of year	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

Non-cash transaction

During the year ended December 31, 2016, the Company’s obligation to repay the advances from stockholder of $334,756 have been waived by the stockholder and included as a stockholder contribution in additional paid-in capital.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2016, we have an accumulated deficit of $526,281 and a stockholders’ deficiency of $88,029. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $73,215 during the year ended December 31, 2016. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At December 31, 2016 and 2015, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the years ended December 31, 2016 and 2015.

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

For the years ended December 31, 2016 and 2015, there were no potentially dilutive securities.

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

During the years ended December 31, 2016 and 2015, a stockholder of the Company provided net advances of $61,563 and $74,729, respectively, to finance the Company’s working capital requirements.

Advances from a stockholder are unsecured, due on demand, and non-interest bearing. The outstanding advances from a stockholder totaled $0 as of December 31, 2016. On May 23, 2016 the outstanding advances from a stockholder of $334,756 has been waived in full (Please see Note 6).

During the years ended December 31, 2016 and 2015, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited, a related company of the Company, in which Mr. Zhaoyu Gu, a director of the Company, had beneficiary interest, provided net advances of $11,652 and $0, respectively, to finance the Company’s working capital requirements.

Advances from a related company are unsecured, due on demand, and non-interest bearing. The outstanding advances from a related company totaled $11,652 as of December 31, 2016.

During the years ended December 31, 2016 and 2015, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the years ended December 31, 2016 and 2015.

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

During each of the years ended December 31, 2016 and 2015, the Company accrued $2,500 in interest payable under the note.

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

None.

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

As of December 31, 2016, the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, who serves as our principal executive officer and principal financial offer, concluded that our disclosure controls and procedures were not effective as of the end of the year covered by this report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our ICFR as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2013 (the “2013 COSO Framework”). A material weakness is a deficiency or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed a framework for accounting policies and procedures given we have only one officer. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in 2013 COSO Framework. Due to the size and operations of the Company, we are unable to remediate these deficiencies until we acquire or merge with another company.

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2016 and 2015 and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2016 and 2015 in conformity with U.S. GAAP, notwithstanding the material weaknesses we identified.

This annual report on Form 10-K (the “Annual Report”) does not include an attestation report of the Company's registered public accounting firm regarding ICFR. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Registrant to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There had been no changes in the Company's ICFR identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's ICFR.

ITEM 9B.	OTHER INFORMATION

Effective April 20, 2017, Yaohsu (Joseph) Wang resigned from his Chief Executive Officer, Chief Financial Officer and Secretary positions. The sole director Mr. Zhaoyu Gu has served and will serve as the Chief Executive Officer, Chief Financial Officer and Secretary until his successor is appointed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information about our directors and executive officers during the year ended and as of December 31, 2016 and as of the date of this Annual Report is set forth as follows.

Name	Position Held	Age	Date of Appointment
GU, Zhaoyu(1)	Chairman of the Board, interim Chief Executive	27	July 2, 2016
	Officer, Chief Financial Officer and Secretary

WANG, Yaohsu (Joseph)(2)	Former Chief Executive Officer, Chief	37	July 2, 2016
	Financial Officer and Secretary

YUNG, Leonora(3)	Former Chief Executive Officer, President,	66	July 2, 2016
	Chief Financial Officer, Secretary and Director

(1) Mr. Gu has served and will serve as Chief Executive Officer, Chief Financial Officer and Secretary in addition to his Chairman of the Board position during the period from the resignation of Mr. Wang to his successor is appointed.
(2) Mr. Wang resigned from all positions on April 20, 2017.
(3) Ms. Yung resigned from all positions on July 2, 2016 in connection with the change in control of the Company.

Zhaoyu Gu, Chairman of the Board, interim Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Gu has served as founder and director of Sansheng Technology Co., Ltd. (“Sansheng Technology”) since February 3, 2016. Sansheng is engaged in the research, development and application of technology intelligence, development in the area of computer information technology, technology consultation, development of computer software and network projects. He has served as director of HK Guangfa Technology Limited (“Guangfa Technology”) since December 29, 2014. Guangfa Technology is engaged in the development of technology products, research, development, manufacture and sale of precision machinery, precision instruments.

Mr. Gu has financial management and audit experiences, including supervising financial staffs, accountants and auditors, and reviewing financial statements. He holds a bachelor’s degree in Economics from Henan University in China.

Yaohsu (Joseph) Wang, Former Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Wang has more than ten years of business and project management experiences in various industries. He served as the operation manager of Justin RPG (USA) / Ningbo MeiNing MFG (China) from 2005 to 2009, the sales director of Ningbo Xinyou Photovoltaics Industry Co., Ltd from 2009 to 2012, the Business Development Director of Cobow Holding (HK) / Assistant General manager of TMG group (subsidiary of Cobow) from 2012 to 2015, and a member of the overseas investment committee of Yung’s Education Group since 2015.

Mr. Wang holds an EMBA degree jointly from Kedge Business School in France and Shanghai Jiaotong University.

YUNG, Leonora, Former Chief Executive Officer, President, Chief Financial Officer, Secretary, Director

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

Meetings of Our Board of Directors

Our Board of Directors took all actions by unanimous written consent without a meeting during the years ended December 31, 2016 and 2015.

Director Compensation

The Company did not provide any compensation to its directors in the year ended December 31, 2016, but reimbursed directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the year ended December 31, 2016, all filing requirements applicable to the Company’s officers, directors and beneficial owners of more than 10% of our common stock have been complied with, except the following:(i) the Company’s major shareholder and our principal officer and director have inadvertently failed to file a Form 3 with the SEC with respect to the Company within the ten calendar days period. Their Form 3s were filed shortly thereafter.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Summary Compensation Table
Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Financial Position	Period	($)	($)	($)	($)	($)	($)	($)	($)

GU, Zhaoyu	Year ended	-	-	-	-	-	-	-	-
Chairman of the	December 31,
Board (1)	2016
	Year ended	-	-	-	-	-	-	-	-
December 31,
2015

WANG, Yaohsu	Year ended	-	-	-	-	-	-	-	-
(Joseph)	December 31,
Former CEO, CFO	2016
and Secretary (2)
	Year ended	-	-	-	-	-	-	-	-
December 31,
2015

YUNG, Leonora	Year ended	-	-	-	-	-	-	-	-
Former CEO,	December 31,
President, CFO	2016
and Director (3)
	Year ended	-	-	-	-	-	-	-	-
December 31,
2015

(1) Mr. Gu has served as our Chairman of the board since July 2, 2016.
(2) Mr. Wang has served as our CEO, CFO and Secretary from July 2, 2016 to April 20, 2017.
(3) Ms. Yung resigned as our President, CEO, CFO, Secretary, Treasurer and Director since July 2, 2016.

As of December 31, 2016, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

Director Compensation

The Company did not provide any compensation to its directors in the year ended December 31, 2016, but reimbursed our directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2017 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director; each executive officer; and all executive officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount of
Name and Address of Beneficial Owner*	Beneficial Ownership	Percentage of Class
Red Point Holdings L.P.(1)	6,000,000	75.9%
Floor 4, Willow House, Cricket Square, P.O. Box 268,	Common Stock
Grand Cayman KY1-1103, Cayman Islands
Zhaoyu Gu	0	-
Yaohsu (Joseph) Wang	0	-

(1)	Ms. Yan Yan Yue, sole director of Red Point Holdings L.P. (“Red Point”) has dispositive and voting power over the shares held by Red Point.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no related transactions with our director, executive officer, or stockholder holding at least 5% of shares of our common stock, or any family member thereof during the years ended December 31, 2016 and 2015 that exceeds $120,000 other than the following:

Horizon, the Company’s former major shareholder, entered into an agreement dated May 23, 2016 with the Company to waive the Company’s balance due to Horizon of $307,818. On May 23, 2016, Horizon further consented to waive a sum of $26,938 receivable from the Company in connection with its entry into a share purchase agreement to sell all its shares of the Company to Red Point Holdings L.P., an Exempted Limited Partnership registered in the Cayman Islands. As a result, the outstanding advances from a stockholder of $334,756 has been waived in full. The share purchase was closed on July 2, 2016 (the “Change in Control”).

In connection with the Change in Control, Horizon entered into a Deed of Waiver and Assumption of Debt (the “Waiver”) with the Company pursuant to which Horizon and the Company agreed and confirmed that the Company novates and transfers to Horizon all its obligations and liabilities under the promissory note the Company issued to a third party credit for a $50,000 principal loan with a 5% annual interest on March 3, 2011 (the “Promissory Note”), including all principal amount, accrued interests, or default interests arising thereunder and such other liabilities accrued or incurred by the Company prior to the closing of the Change in Control.

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

Our independent accountant is WWC P.C., Certified Public Accountants (“WWC”). Set forth below are aggregate fees billed by WWC for professional services rendered for the audits of the Company’s annual financial statements during the fiscal years ended December 31, 2016 and 2015.

Audit Fees

During the years ended December 31, 2016 and 2015, the fees billed and paid to WWC were $26,000 and $26,000, respectively.

Audit Related Fees

The aggregate fees billed in the years ended December 31, 2016 and 2015 for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were $0.

Tax Fees

The aggregate fees billed in the years ended December 31, 2016 and 2015 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $0.

All Other Fees

No fees were billed by WWC in the years ended December 31, 2016 and 2015 for products and services provided by our principal accountants other than the services reported in items (1), (2) and (3) above.

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
10.2

Deed of Waiver and Assumption of Debt by and between Horizon Investment Club Limited and the Company dated May 23, 2016 (incorporated by reference from Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal year ended June 30, 2016 filed on August 22, 2016)

14.1	Code of Business Conduct & Ethics and Compliance Program (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
16.1	Letter on changes in certifying accountant from Weinberg & Company, P.A. (incorporated by reference from our Form 8-K filed on April 15, 2015)
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERON RESOURCE GROUP

Date: June 28, 2017

BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Interim Chief Executive Officer and Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Zhaoyu Gu	Chairman of the Board	Date: June 28, 2017
Zhaoyu Gu

Chief Executive
BY:		Officer and Chief Financial	Date: June 28, 2017
	/s/ Zhaoyu Gu	Officer
	Zhaoyu Gu	(Principal Executive Officer
and Principal Financial
Officer)