Form 10-Q
period 2017-03-31
Theron Resource Group
filed 2017-08-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended March 31, 2017

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

Issuer’s telephone number: (86) 0539-563-1111

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

Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of August 11, 2017.

THERON RESOURCE GROUP

PART I

ITEM 1.    FINANCIAL STATEMENTS

Theron Resource Group
Balance Sheets
As of March 31, 2017 and December 31, 2016
(Unaudited)
(Stated in U.S. Dollars)

	March 31,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$24,766	$11,795
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	15,207	14,582
Advances from a related company	23,152	11,652
Total current liabilities	113,125	88,029

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(551,377)	(526,281)
Total stockholders’ deficiency	(113,125)	(88,029)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Theron Resource Group
Statements of Operations and Other Comprehensive Loss
For the three months ended March 31, 2017 and 2016
(Unaudited)
(Stated in U.S. Dollars)

		Three Months		Three Months
		ended		ended
		March 31, 2017		March 31, 2016

Revenue		$-		$-

General and administrative expenses		(24,471)		(43,505)

Loss from operations		(24,471)		(43,505)

Interest expense		(625)		(625)

Net loss		(25,096)		(44,130)

Other comprehensive loss
Currency exchange loss		-		-

Comprehensive loss		$(25,096)		$(44,130)

Basic and diluted loss per common share	$	**	$	**

Weighted average number of common shares used in per share calculations – basic and diluted		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these unaudited condensed financial statements

Theron Resource Group
Statements of Cash Flows
For the three months ended March 31, 2017 and 2016
(Unaudited)
(Stated in U.S. Dollars)

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2017	2016

Cash flows used from operating activities
Net loss	$(25,096)	$(44,130)

Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	12,971	8,880
Increase in interest accrued on promissory note payable	625	625
Cash flows used in operating activities	(11,500)	(34,625)

Cash flows from financing activities
Advances from a stockholder	-	34,625
Advances from a related company	11,500	-
Cash flows provided by financing activities	11,500	34,625

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

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

The condensed consolidated financial statements of Theron (hereinafter referred to as the "Company", unless the context indicates otherwise) as of and for three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016, and its cash flows for the three months ended March 31, 2017 and 2016. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2016 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2016.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2017, we have an accumulated deficit of $551,377 and a stockholders’ deficiency of $113,125. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $11,500 during the three months ended March 31, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At March 31, 2017 and December 31, 2016, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months ended March 31, 2017 and 2016.

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

For the three months ended March 31, 2017 and 2016, there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)” (the “Update”). Prior to the Update, there was diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The Update addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in the Update will become effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.    RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017 and 2016, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited, a related company of the Company, in which Mr. Zhaoyu Gu, the sole executive officer and director of the Company, has a beneficiary interest, provided net advances of $11,500 and $0, respectively, to finance the Company’s working capital requirements.

Advances from a related company are unsecured, due on demand, and non-interest bearing. The outstanding advances from a related company totaled $23,152 and $11,652 as of March 31, 2017 and December 31, 2016, respectively.

There was no additional advance from the Company’s stockholder during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company’s stockholders provided net advances of $34,625 to finance the Company’s working capital requirements.

Advances from a stockholder are unsecured, due on demand, and non-interest bearing. There were no outstanding advances from a stockholder as of March 31, 2017 and December 31, 2016. On May 23, 2016 the outstanding advances from a stockholder totaling $334,756 was waived in full (Please see Note 6).

During the three months ended March 31, 2017 and 2016, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the three months ended March 31, 2017 and 2016.

5.    PROMISSORY NOTE PAYABLE – IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party. The loan, which is unsecured and bears interest at 5% per annum, matured on March 3, 2012 and is currently in default. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

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

However, the assignment of the Promissory Note has not been consented to by the creditor because the Company’s efforts to contact the creditor have not been successful. Therefore, the Company may still be held liable until the earlier of (i) the full payment of the loan, (ii) the consent of the creditor to the Waiver or (iii) the expiration of the statute of limitation of the Promissory Note on March 3, 2022. Therefore, the Promissory Note is currently deemed to be in default despite the Waiver.

During both the three months ended March 31, 2017 and 2016, the Company accrued $625 in interest payable under the note.

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

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for three months ended March 31, 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2017 and 2016 amounted to $24,471 and $43,505, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

INTEREST EXPENSE

Interest expense for both the three months ended March 31, 2017 and 2016 amounted to $625. Interest expense for both periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2017.

NET LOSS

For the three months ended March 31, 2017, the net losses were $25,096 ($0.00 per share), compared to losses of $44,130 ($0.01 per share) for the similar period last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at March 31, 2017 and 2016.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of March 31, 2017, we had a stockholders’ deficiency of $113,125.

We have not generated any revenues and have relied on shareholder advances and debt and equity offerings to finance our operating and capital expenses. We have incurred operating losses since inception. The working capital requirements of any new business we may acquire may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination, as appropriate.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their annual report on the financial statements for the year ended December 31, 2016, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months on March 31, 2017, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2017, we have an accumulated deficit of $551,377 and a stockholders’ deficiency of $113,125. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $11,500 during the three months ended March 31, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of March 31, 2017, the Company had a note payable of $50,000 plus accrued interest of $15,207. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of March 31, 2017, we had no assets and our total liabilities were $113,125, mainly including a promissory note payable of $50,000 and interest due thereon of $15,207, and advances from a related company of $23,152. We had a working capital deficit of $113,125.

NET CASH USED IN OPERATING ACTIVITIES: For the three months ended March 31, 2017 and 2016, $11,500 and $34,625 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES – For the three months ended March 31, 2017 and 2016, we received advances from a related company of $11,500 and $0, respectively, and advances from a stockholder of $0 and $34,625, respectively. There was no cash provided by equity financing activities during the three months ended March 31, 2017 and 2016. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

THERON RESOURCE GROUP

Date: August 14, 2017

BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)