Form 10-Q
period 2017-06-30
Theron Resource Group
filed 2017-08-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

THERON RESOURCE GROUP

PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Theron Resource Group
Balance Sheets
As of June 30, 2017 and December 31, 2016
(Unaudited)
(Stated in U.S. Dollars)

	June 30,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$295	$11,795
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	15,832	14,582
Advance from a related company	48,273	11,652
Total current liabilities	114,400	88,029

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(552,652)	(526,281)
Total stockholders’ deficiency	(114,400)	(88,029)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Theron Resource Group
Statements of Operations and Other Comprehensive Loss
For the three and six months ended June 30, 2017 and 2016
(Unaudited)
(Stated in U.S. Dollars)

		Three Months ended June 30,				Six Months ended June 30,
		2017		2016		2017		2016

Revenue		$-		$-		$-		$-

General and administrative expenses		(650)		(17,528)		(25,121)		(61,033)

Loss from operations		(650)		(17,528)		(25,121)		(61,033)

Other income		-		3,400		-		3,400

Interest expense		(625)		(625)		(1,250)		(1,250)

Net loss		(1,275)		(14,753)		(26,371)		(58,883)

Other comprehensive loss
Currency exchange loss		-		-		-		-

Comprehensive loss		$(1,275)		$(14,753)		$(26,371)		$(58,883)

Basic and diluted loss per common share	$	**	$	**	$	**	$	**

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these unaudited financial statements.

Theron Resource Group
Statements of Cash Flows
For the six months ended June 30, 2017 and 2016
(Unaudited)
(Stated in U.S. Dollars)

	Six Months ended June 30,
	2017	2016

Cash flows used from operating activities
Net loss	$(26,371)	$(58,883)

Changes in operating assets and liabilities
Decrease in accounts payable and accrued expenses	(11,500)	(3,930)
Increase in interest accrued on promissory note payable	1,250	1,250
Cash flows used in operating activities	(36,621)	(61,563)

Cash flows from financing activities
Advances from a stockholder	-	61,563
Advances from a related company	36,621	-
Cash flows provided by financing activities	36,621	61,563

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Theron Resource Group
Notes to Financial Statements
As of and for the three months and six months ended June 30, 2017 and for the year ended December 31, 2016
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

The financial statements of the Company as of and for the three months and six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2017, the results of its operations for the three months and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2016 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2016.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2017, we have an accumulated deficit of $552,652 and a stockholders’ deficiency of $114,400. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $36,621 during the six months ended June 30, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At June 30, 2017 and December 31, 2016, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months and six months ended June 30, 2017 and 2016.

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

For the three months and six months ended June 30, 2017 and 2016, there were no potential dilutive securities.

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

4.      RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017 and 2016, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited, a related company of the Company, in which Mr. Zhaoyu Gu, the sole executive officer and director of the Company, has beneficiary interest, provided net advances of $36,621 and $0, respectively, to finance the Company’s working capital requirements.

Advances from a related company are unsecured, due on demand, and non-interest bearing. The outstanding advances from a related company totaled $48,273 and $11,652 as of June 30, 2017 and December 31, 2016, respectively.

There was no additional advance from the Company’s stockholder during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company’s stockholders provided net advances of $61,563 to finance the Company’s working capital requirements.

Advances from a stockholder are unsecured, due on demand, and non-interest bearing. There were no outstanding advances from a stockholder as of June 30, 2017 and December 31, 2016. On May 23, 2016 the outstanding advances from a stockholder totaling $334,756 was waived in full (Please see Note 6).

During the three months and six months ended June 30, 2017 and 2016, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the three months and six months ended June 30, 2017 and 2016.

5.      PROMISSORY NOTE PAYABLE – IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party as evidenced by a promissory note (the “Promissory Note”). The loan, which is unsecured and bears interest at 5% per annum, matured on March 3, 2012. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

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

However, the assignment of the Promissory Note has not been consented by the creditor because the Company’s efforts to contact the creditor have not been successful. Therefore, the Company may still hold liable until the earlier of (i) the loan is paid off, (ii) the creditor consents to the Waiver or (iii) the statutes of limitation of the Promissory Note expires on March 3, 2022. Therefore, the Promissory Note is currently deemed to be in default despite the Waiver.

During the three months and six months ended June 30, 2017, the Company accrued $625 and $1,250 in interest payable under the note, respectively, as compared to $625 and $1,250 for the three months and six months ended June 30, 2016.

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

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for the three months and six months ended June 30, 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $650 and $17,528 for the three months ended June 30, 2017 and 2016, respectively; and $25,121 and $61,033 for the six months ended June 30, 2017 and 2016, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

OTHER INCOME

Other income for the three months and six months ended June 30, 2016 represents a reverse of overprovision for expenses.

INTEREST EXPENSE

Interest expense for both the three months ended June 30, 2017 and 2016 amounted to $625, and for both the six months ended June 30, 2017 and 2016 amounted to $1,250. Interest expense for these periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2017.

NET LOSS

For the three months and six months ended June 30, 2017, the net losses were $1,275 and $26,371, compared to net losses of $14,753 and $58,883 for the similar periods last year. The losses per share were $0.00 to each period for the three months ended June 30, 2017 and 2016, and the losses per share for the six months ended June 30, 2017 and 2016 were $0.00 and $0.00, respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at June 30, 2017 and 2016.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of June 30, 2017, we had a stockholders’ deficiency of $114,400.

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

LIQUIDITY AND CAPITAL RESOURCES

As of end of the three months and six months on June 30, 2017, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2017, we have an accumulated deficit of $552,652 and a stockholders’ deficiency of $114,400. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $36,621 during the six months ended June 30, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of June 30, 2017, the Company had a note payable of $50,000 plus accrued interest of $15,832. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of June 30, 2017, we had no assets and our total liabilities were $114,400, mainly including a promissory note payable of $50,000 and interest due thereon of $15,832, and advances from a related company of $48,273. We had a working capital deficit of $114,400.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended June 30, 2017 and 2016, $36,621 and $61,563 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES – For the six months ended June 30, 2017 and 2016, we received advances from a related company of $36,621 and $0, respectively, and advances from a stockholder of $0 and $61,563 respectively. There was no cash provided by equity financing activities during the six months ended June 30, 2017 and 2016. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2017, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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