Form 10-Q
period 2017-09-30
Theron Resource Group
filed 2017-11-14
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

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
Yes [   ]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

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
Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
7,900,000 shares of Common Stock as of November 13, 2017.

THERON RESOURCE GROUP

PART I FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Theron Resource Group
Balance Sheets
As of September 30, 2017 and December 31, 2016
(Unaudited)
(Stated in U.S. Dollars)

	September 30,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$295	$11,795
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	16,457	14,582
Advance from a related company	71,497	11,652
Total current liabilities	138,249	88,029

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(576,501)	(526,281)
Total stockholders’ deficiency	(138,249)	(88,029)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Theron Resource Group
Statements of Operations and Other Comprehensive Loss
(Unaudited)
(Stated in U.S. Dollars)

		Three Months ended September 30,				Nine Months ended September 30,
		2017		2016		2017		2016

Revenue		$-		$-		$-		$-

General and administrative expenses		(23,224)		(11,652)		(48,345)		(72,685)

Loss from operations		(23,224)		(11,652)		(48,345)		(72,685)

Other income		-		-		-		3,400

Interest expense		(625)		(625)		(1,875)		(1,875)

Net loss		(23,849)		(12,277)		(50,220)		(71,160)

Other comprehensive loss
Currency exchange loss		-		-		-		-

Comprehensive loss		$(23,849)		$(12,277)		$(50,220)		$(71,160)

Basic and diluted loss per common share	$	**	$	**	$	**	$	**

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these unaudited financial statements.

Theron Resource Group
Statements of Cash Flows
(Unaudited)
(Stated in U.S. Dollars)

	Nine Months ended September 30,
	2017	2016

Cash flows used from operating activities
Net loss	$(50,220)	$(71,160)

Changes in operating assets and liabilities
Decrease in accounts payable and accrued expenses	(11,500)	(3,930)
Increase in interest accrued on promissory note payable	1,875	1,875
Cash flows used in operating activities	(59,845)	(73,215)

Cash flows from financing activities
Advances from a stockholder	-	73,215
Advances from a related company	59,845	-
Cash flows provided by financing activities	59,845	73,215

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Theron Resource Group
Notes to Financial Statements
As of and for the three months and nine months ended September 30, 2017 and for the year ended December 31, 2016
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

The financial statements of the Company as of and for the three months and nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2017, the results of its operations for the three months and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2016 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2016.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2017, we have an accumulated deficit of $576,501 and a stockholders’ deficiency of $138,249. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $59,845 during the nine months ended September 30, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings, to effect a merger or acquisition with an operating company and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise sufficient capital from public offerings or effect any merger or acquisition, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

At September 30, 2017 and December 31, 2016, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months and nine months ended September 30, 2017 and 2016.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results may differ from those estimates.

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

For the three months and nine months ended September 30, 2017 and 2016, there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)” (the “Update”). Prior to the Update, there was diversity in practice in how certain cash receipts and cash payments were presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The Update addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in the Update will become effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity elects early adoption of the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that include that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.         RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017 and 2016, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited, a related company of the Company, in which Mr. Zhaoyu Gu, a director of the Company, has a beneficial interest, provided net advances of $59,845 and $0, respectively, to finance the Company’s working capital requirements.

Advances from a related company are unsecured, due on demand, and non-interest bearing. The outstanding advances from a related company totaled $71,497 and $11,652 as of September 30, 2017 and December 31, 2016, respectively.

There was no additional advance from the Company’s stockholder during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company’s stockholders provided net advances of $73,215 to finance the Company’s working capital requirements.

Advances from a stockholder are unsecured, due on demand, and non-interest bearing. There were no outstanding advances from a stockholder as of September 30, 2017 and December 31, 2016. On May 23, 2016 the outstanding advances from a stockholder totaling $334,756 were waived in full (Please see Note 6).

During the three months and nine months ended September 30, 2017 and 2016, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the three months and nine months ended September 30, 2017 and 2016.

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

In connection with the share purchase described under Note 6 herein, Horizon Investment Club Limited (“Horizon”) entered into a Deed of Waiver and Assumption of Debt (the “Waiver”) with the Company pursuant to which Horizon and the Company agreed and confirmed that the Company novates and transfers to Horizon all its obligations and liabilities under the Promissory Note including all principal amount, accrued interests, or default interests arising thereunder and such other liabilities accrued or incurred by the Company prior to the closing of the share purchase on July 2, 2016.

However, the assignment of the Promissory Note has not been consented by the creditor because the Company’s efforts to contact the creditor have not been successful. Therefore, the Company may still be liable until the earlier of (i) the loan is paid off, (ii) the creditor consents to the Waiver or (iii) the statute of limitation on the Promissory Note expires on March 3, 2022. Therefore, the Promissory Note is currently deemed to be in default despite the Waiver.

During the three months and nine months ended September 30, 2017, the Company accrued $625 and $1,875 in interest payable under the note, respectively, as compared to $625 and $1,875 for the three months and nine months ended September 30, 2016.

6.         STOCKHOLDER CONTRIBUTION

Horizon entered into an agreement dated May 23, 2016 with the Company to waive the Company’s balance of $307,818 due to Horizon. On May 23, 2016, Horizon further consented to waive a sum of $26,938 receivable from the Company. Horizon was the Company’s major stockholder and on May 23, 2016 it entered into a share purchase agreement to sell all its shares of the Company to Red Point Holdings L.P., an Exempted Limited Partnership registered in the Cayman Islands. A gain from extinguishment of these liabilities of $334,756 was recorded as capital contribution in equity.

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

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for the three months and nine months ended September 30, 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $23,224 and $11,652 for the three months ended September 30, 2017 and 2016, respectively; and $48,345 and $72,685 for the nine months ended September 30, 2017 and 2016, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

OTHER INCOME

Other income for the nine months ended September 30, 2016 represents a reverse of overprovision for expenses.

INTEREST EXPENSE

Interest expense for both the three months ended September 30, 2017 and 2016 amounted to $625, and for both the nine months ended September 30, 2017 and 2016 amounted to $1,875. Interest expense for these periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2017.

NET LOSS

For the three months and nine months ended September 30, 2017, the net losses were $23,849 and $50,220, compared to net losses of $12,277 and $71,160 for the similar periods last year. The losses per share were $0.00 to each period for the three months ended September 30, 2017 and 2016, and the losses per share for the nine months ended September 30, 2017 and 2016 were $0.01 and $0.01, respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at September 30, 2017 and 2016.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of September 30, 2017, we had a stockholders’ deficiency of $138,249.

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

There are no assurances that we will be able to obtain additional funds required for continued operations. We are pursuing various financing alternatives to meet immediate and long-term financial requirements, but results to date have not been encouraging. We also seek to effect an acquisition or merger with an operating company. However, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms and no assurance can be given on any acquisition or merger. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due.

LIQUIDITY AND CAPITAL RESOURCES

As of the three months and nine months ended on September 30, 2017, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2017, we have an accumulated deficit of $576,501 and a stockholders’ deficiency of $138,249. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $59,845 during the nine months ended September 30, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of September 30, 2017, the Company had a note payable of $50,000 plus accrued interest of $16,457. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of September 30, 2017, we had no assets and our total liabilities were $138,249, mainly consisting of a promissory note payable of $50,000 and interest due thereon of $16,457, and advances from a related company of $71,497. We had a working capital deficit of $138,249.

NET CASH USED IN OPERATING ACTIVITIES: For the nine months ended September 30, 2017 and 2016, $59,845 and $73,215 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES – For the nine months ended September 30, 2017 and 2016, we received advances from a related company of $59,845 and $0, respectively, and advances from a stockholder of $0 and $73,215 respectively. There was no cash provided by equity financing activities during the nine months ended September 30, 2017 and 2016. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2017, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: November 14, 2017

BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)