Form 10-K
period 2017-12-31
Theron Resource Group
filed 2018-03-30
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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
Yes [  ]   No [X]

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
[X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation or an emergent growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emergent growth company” in Rule 12b-2 of the Exchange Act (Check One):

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
Yes[X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of March 23, 2018.

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,729,000 by reference to the price at which the common equity was last sold, which was $0.91 on May 4, 2010 and there was no trading activity through the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of March 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

THERON RESOURCE GROUP

PART I

ITEM 1.	BUSINESS.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some information in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors may cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “goal,” “seek,” “strategy,” “future,” “likely,” and similar expressions or words which, by their nature, refer to future events.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements stated or implied by these statements.

As used in this report, the terms “we,” “us,” “our,” and “Theron” or “THRO” mean Theron Resource Group, unless otherwise indicated.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Upon exercise of the option, we would be required to pay, commencing May 31, 2013, a $25,000 royalty per annum. The Company currently does not intend to exercise the option on the claim.

ITEM 1A.	RISK FACTORS.

Note applicable.

ITEM 1B.	UNSOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal office is located at 23 Yihe Road, Luozhuang District, Linyi City, Shandong, 2760000, P.R.C., telephone (86) 0539-563-111. Our principal office is provided by an entity run by our Chairman of the board, without charge, but such arrangement may be terminated at any time without notice. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

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

	Common Stock
	High	Low
Year Ended December 31, 2017
Three months ended December 31, 2017	$0.0031	$0.0031
Three months ended September 30, 2017	$0.0031	$0.0031
Three months ended June 30, 2017	$0.0031	$0.0031
Three months ended March 31, 2017	$0.0031	$0.0031

Year Ended December 31, 2016
Three months ended December 31, 2016	$0.0031	$0.0031
Three months ended September 30, 2016	$0.0031	$0.0031
Three months ended June 30, 2016	$0.0031	$0.0031
Three months ended March 31, 2016	$0.0031	$0.0031

Holders

As of March 23, 2018, we had 50 holders of record of our common stock. There were 7,900,000 shares outstanding.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2017, there were no warrants or options outstanding to acquire any shares of our common stock.

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

On February 21, 2007, the Company optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Through August 31, 2008, Theron paid $20,000 for exploration expenditures on certain mining claims. Upon exercise of the option, we would be required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. The Company currently does not intend to exercise the option on the claim.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

Our audited financial statements and the notes thereto contain more details of critical accounting policies and other disclosures required by U.S. GAAP.

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for the years ended December 31, 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the years ended December 31, 2017 and 2016 amounted to $62,358 and $83,580, respectively. The decrease in expenses between the two periods was mainly due to the decrease in professional fees incurred for SEC filings.

INTEREST EXPENSE

Interest expense for each of the years ended December 31, 2017 and 2016 amounted to $2,500. Interest expense for these years is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes in 2017.

NET LOSS

For the years ended December 31, 2017 and 2016, net losses were $62,358 ($0.01 per share) and $83,580 ($0.01 per share), respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at December 31, 2017 and 2016.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of December 31, 2017, we had a stockholders’ deficiency of $150,387.

We have not generated any revenues and have relied on shareholder advances and debt and equity offerings to finance our operating and capital expenses. We have incurred operating losses since inception. The working capital requirements of any new business activities may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination, as appropriate.

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors, in their report on our financial statements for the year ended December 31, 2017, included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we have not yet generated any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2017, we had an accumulated deficit of $588,639 and a stockholders’ deficiency of $150,387. We had incurred recurring losses from operations, and utilized cash flow in operating activities of $70,115 during the year ended December 31, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Since our inception in April 2006, we have used our common stock, promissory notes and loans or advances from our officers, directors and stockholders to raise money for our optioned acquisition and for corporate expenses. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November 2006 for cash consideration of $9,000 to a total of three subscribers. During May 2009, $50,000 was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our registration statement on Form SB-2 to a total of 44 subscribers.

As of December 31, 2017, we had a note payable of $50,000 plus accrued interest of $17,082. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of December 31, 2017, we had outstanding advances of $81,767 from Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited, a company in which Mr. Zhaoyu Gu, a director of the Company, holds a beneficial interest. The advances are unsecured, due on demand, and non-interest bearing.

As of December 31, 2017, we had no assets and our total liabilities were $150,387, which included a promissory note payable of $50,000 and advances from a related company of $81,767. We had a working capital deficit of $150,387.

NET CASH USED IN OPERATING ACTIVITIES: For the years ended December 31, 2017 and 2016, $70,115 and $73,215 in net cash were used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the years ended December 31, 2017 and 2016, we received advances from a related company of $70,115 and $11,652, respectively, and advances from a stockholder of $0 and $61,563 respectively. There was no cash provided by equity financing activities during the years ended December 31, 2017 and 2016. No options or warrants were issued in the most recent period to purchase shares at a later date.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Theron Resource Group

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Theron Resource Group (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since 2015.

San Mateo, CA
March 30, 2018

THERON RESOURCE GROUP
BALANCE SHEETS
(Expressed in U.S. dollars)

	December 31,	December 31,
	2017	2016

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,538	$11,795
Promissory note payable – in default	50,000	50,000
Interest due on promissory notes payable	17,082	14,582
Advances from a related company	81,767	11,652
Total current liabilities	150,387	88,029

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(588,639)	(526,281)
Total stockholders’ deficiency	(150,387)	(88,029)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars)

		For the Years Ended December 31,
		2017		2016

Revenue		$-		$-

General and administrative expenses		(59,858)		(84,480)

Loss from operations		(59,858)		(84,480)

Other income		-		3,400

Interest expense		(2,500)		(2,500)

Net loss		(62,358)		(83,580)

Other comprehensive loss
Currency exchange loss		-		-

Comprehensive loss		$(62,358)		$(83,580)

Basic and diluted loss per common share	$	**	$	**

Weighted average number of common shares used in per share calculations – basic and diluted		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in U.S. dollars)

			Additional	Other		Total
	Common stock	Common	paid-in	comprehensive	Accumulated	stockholders’
	outstanding	stock	capital	loss	deficit	deficiency

Balance, December 31, 2015	7,900,000	$7,900	$95,818	$(222)	$(442,701)	$(339,205)
Stockholder contribution (Note 6)	-	-	334,756	-	-	334,756
Net loss for the year	-	-	-	-	(83,580)	(83,580)
Balance, December 31, 2016	7,900,000	7,900	430,574	(222)	(526,281)	(88,029)
Net loss for the year	-	-	-	-	(62,358)	(62,358)
Balance, December 31, 2017	7,900,000	$7,900	$430,574	$(222)	$(588,639)	$(150,387)

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	For the Years Ended
	December 31,
	2017	2016

Cash flows used from operating activities
Net loss	$(62,358)	$(83,580)

Changes in operating assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,257)	7,865
Increase in interest accrued on promissory note payable	2,500	2,500
Cash flows used in operating activities	(70,115)	(73,215)

Cash flows from financing activities
Advances from a stockholder	-	61,563
Advances from a related company	70,115	11,652
Cash flows provided by financing activities	70,115	73,215

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of year	-	-
Cash and cash equivalents – End of year	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

Non-cash transaction
During the year ended December 31, 2016, the Company’s obligation to repay the advances from stockholder of $334,756 had been waived by the stockholder and included as a stockholder contribution in additional paid-in capital.

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2017, we had an accumulated deficit of $588,639 and a stockholders’ deficiency of $150,387. We had incurred recurring losses from operations, and utilized cash flow in operating activities of $70,115 during the year ended December 31, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing will be sufficient to meet the Company’s needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

At December 31, 2017 and 2016, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the years ended December 31, 2017 and 2016.

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

For the years ended December 31, 2017 and 2016, there were no potentially dilutive securities.

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

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2017 and 2016, a stockholder of the Company provided net advances of $0 and $61,563, respectively, to finance the Company’s working capital requirements.

Advances from a stockholder are unsecured, due on demand, and non-interest bearing. The outstanding advances from a stockholder totaled $0 as of December 31, 2017 and 2016. On May 23, 2016 the outstanding advances from a stockholder of $334,756 has been waived in full (Please see Note 6).

During the years ended December 31, 2017 and 2016, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited, an affiliate of the Company, in which Mr. Zhaoyu Gu, a director of the Company, holds a beneficial interest, provided net advances of $70,115 and $11,652, respectively, to finance the Company’s working capital requirements.

Advances from Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited are unsecured, due on demand, and non-interest bearing. The outstanding advances from a related company totaled $81,767 and $11,652 as of December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the years ended December 31, 2017 and 2016.

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

However, the assignment of the Promissory Note has not been consented by the creditor because the creditor has been lost in contact, the Company will remain liable until the earlier of (i) the loan is paid off, (ii) the creditor consents to the Waiver or (iii) the statutes of limitation of the Promissory Note expires on March 3, 2022. Therefore, the Promissory Note is currently deemed to be in default despite the Waiver.

During each of the years ended December 31, 2017 and 2016, the Company accrued $2,500 in interest payable under the note.

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

As of December 31, 2017, the year covered by this report, we carried out an evaluation, under the supervision and participation of our management, including our principal executive officer and our principal financial officer, to determine the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the year covered by this report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our ICFR as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2013 (the “2013 COSO Framework”). A material weakness is a deficiency or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed a framework for accounting policies and procedures given we have only one officer, Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in 2013 COSO Framework. Due to the size and operations of the Company, we are unable to remediate these deficiencies until we acquire or merge with another company.

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2017 and 2016 and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2017 and 2016 in conformity with U.S. GAAP, notwithstanding the material weaknesses we identified.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information about our directors and executive officers as of December 31, 2017 and as of the date of this Annual Report is set forth as follows.

Name	Position Held	Age	Date of Appointment
GU, Zhaoyu	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary	28	July 2, 2016

Zhaoyu Gu, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Gu has served as founder and director of Sansheng Technology Co., Ltd. (“Sansheng Technology”) since February 3, 2016. Sansheng Technology is engaged in the research, development and application of technology intelligence, development in the area of computer information technology, technology consultation, development of computer software and network projects. He has served as director of HK Guangfa Technology Limited (“Guangfa Technology”) since December 29, 2014. Guangfa Technology is engaged in the development of technology products, research, development, manufacture and sale of precision machinery, precision instruments.

Mr. Gu has financial management and audit experience, including supervising financial staffs, accountants and auditors, and reviewing financial statements. He holds a bachelor’s degree in Economics from Henan University in China.

Meetings of Our Board of Directors

Our sole director took all actions by written consent during the years ended December 31, 2017 and 2016.

Director Compensation

The Company did not provide any compensation to its director in the year ended December 31, 2017, but reimbursed director for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

Significant Employees

Other than the director and officer described above, we do not expect any other individuals to make a significant contribution to our business.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the year ended December 31, 2017, there was not any triggering event that requires any filing under Section 16(a) by the Company’s officers, directors and beneficial owners of more than 10% of our common stock.

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

Audit Committee and Audit Committee Financial Expert

Our sole director has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our sole director.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Period	($)	($)	($)	($)	($)	($)	($)	($)
GU, Zhaoyu	Year ended December 31, 2017	-	-	-	-	-	-	-	-
Chairman of the Board	Year ended December 31, 2016	-	-	-	-	-	-	-	-
WANG, Yaohsu	Year ended December 31, 2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former CEO, CFO and Secretary (1)	Year ended December 31, 2016	-	-	-	-	-	-	-	-
YUNG, Leonora	Year ended December 31, 2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former CEO, President, CFO and Director (2)	Year ended December 31, 2016	-	-	-	-	-	-	-	-

(1)	Mr. Wang served as our CEO, CFO and Secretary from July 2, 2016 to April 20, 2017.
(2)	Ms. Yung resigned as our President, CEO, CFO, Secretary, Treasurer and Director since July 2, 2016.

As of December 31, 2017, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

Director Compensation

The Company did not provide any compensation to its directors in the year ended December 31, 2017, but reimbursed our directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2018 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director; each executive officer; and all executive officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

There were no related transactions with our director, executive officer, or stockholder holding at least 5% of shares of our common stock, or any family member thereof during the years ended December 31, 2017 and 2016 that exceeds $120,000 other than the following:

Horizon, the Company’s former major shareholder, entered into an agreement dated May 23, 2016 with the Company to waive the Company’s balance due to Horizon of $307,818. On May 23, 2016, Horizon further consented to waive a sum of $26,938 receivable from the Company in connection with its entry into a share purchase agreement to sell all of its shares in the Company to Red Point Holdings L.P., an Exempted Limited Partnership registered in the Cayman Islands. As a result, the outstanding advances from a stockholder of $334,756 has been waived in full. The share purchase was closed on July 2, 2016 (the “Change in Control”).

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

However, the assignment of the Promissory Note has not been consented by the creditor because the creditor has been lost in contact, the Company will remain liable until the earlier of (i) the loan is paid off, (ii) the creditor consents to the Waiver or (iii) the statutes of limitation of the Promissory Note expires on March 3, 2022. Therefore, the Promissory Note is currently deemed to be in default despite the Waiver.

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

Our independent accountant is WWC P.C., Certified Public Accountants (“WWC”). Set forth below are aggregate fees billed by WWC for professional services rendered for the audits of the Company’s annual financial statements during the fiscal years ended December 31, 2017 and 2016.

Audit Fees

During the years ended December 31, 2017 and 2016, the fees billed and paid to WWC were $26,000 and $26,000, respectively.

Audit Related Fees

The aggregate fees billed in the years ended December 31, 2017 and 2016 for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were $0.

Tax Fees

The aggregate fees billed in the years ended December 31, 2017 and 2016 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $0.

All Other Fees

The aggregate fees billed in the years ended December 31, 2017 and 2016 for products and services rendered by Weinberg other than the services reported in items (1), (2) and (3) above were $0.

No fees were billed by WWC in the years ended December 31, 2017 and 2016 for products and services provided by our principal accountants other than the services reported in items (1), (2) and (3) above.

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

Date: March 30, 2018

	BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Zhaoyu Gu	Director	Date: March 30, 2018
Zhaoyu Gu

Chief Executive Officer and
BY:	/s/ Zhaoyu Gu	Chief Financial Officer	Date: March 30, 2018
	Zhaoyu Gu	(Principal Executive
Officer, Principal Financial
Officer and Principal
Accounting Officer)