Form 10-Q
period 2018-03-31
Theron Resource Group
filed 2018-05-21
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of May 16, 2018.

THERON RESOURCE GROUP

PART I FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Theron Resource Group
Balance Sheets
As of March 31, 2018 and December 31, 2017
(Unaudited)
(Stated in U.S. Dollars)

	March 31,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$6,917	$1,538
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	17,707	17,082
Advances from a related company	100,531	81,767
Total current liabilities	175,155	150,387

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(613,407)	(588,639)
Total stockholders’ deficiency	(175,155)	(150,387)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group
Statements of Operations and Other Comprehensive Loss
(Unaudited)
(Stated in U.S. Dollars)

		Three Months		Three Months
		ended		ended
		March 31, 2018		March 31, 2017

Revenue		$-		$-

General and administrative expenses		(24,143)		(24,471)

Loss from operations		(24,143)		(24,471)

Interest expense		(625)		(625)

Net loss		(24,768)		(25,096)

Other comprehensive loss
Currency exchange loss		-		-

Comprehensive loss		$(24,768)		$(25,096)

Basic and diluted loss per common share	$	**	$	**

Weighted average number of common shares used in per share calculations – basic and diluted		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group
Statements of Cash Flows
(Unaudited)
(Stated in U.S. Dollars)

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2018	2017

Cash flows used from operating activities
Net loss	$(24,768)	$(25,096)

Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	5,379	12,971
Increase in interest accrued on promissory note payable	625	625
Cash flows used in operating activities	(18,764)	(11,500)

Cash flows from financing activities
Advances from a related company	18,764	11,500
Cash flows provided by financing activities	18,764	11,500

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

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

The condensed consolidated financial statements of the Company as of and for three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to present fairly the financial position of the Company as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017, and its cash flows for the three months ended March 31, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2017 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2017.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC.

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2018, we have an accumulated deficit of $613,407 and a stockholders’ deficiency of $175,155. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $18,764 during the three months ended March 31, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms, and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

At March 31, 2018 and December 31, 2017, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months ended March 31, 2018 and 2017.

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

For the three months ended March 31, 2018 and 2017, there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)” (the “Update”). Prior to the Update, there was diversity in practice in how certain cash receipts and cash payments were presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The Update addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in the Update are effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments should be adopted retrospectively. The Company adopted this new guidance in the first quarter of fiscal year 2018 and does not expect the adoption to have a material impact on our financial statements.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.        RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and 2017, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited (“Linyi”), a related company of the Company, in which Mr. Zhaoyu Gu, sole director and officer of the Company, has a beneficial interest, provided net advances of $18,764 and $11,500, respectively, to finance the Company’s working capital requirements.

Advances from Linyi are unsecured, due on demand, and non-interest bearing. The outstanding advances from Linyi totaled $100,531 and $81,767 as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the three months ended March 31, 2018 and 2017.

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

In connection with a share purchase agreement dated May 23, 2016 entered into by the Company and Horizon Investment Club Limited (“Horizon”), Horizon entered into a Deed of Waiver and Assumption of Debt (the “Waiver”) with the Company pursuant to which Horizon and the Company agreed and confirmed that the Company shall novate and transfer to Horizon all its obligations and liabilities under the Promissory Note including all principal amount, accrued interests, or default interests arising thereunder and such other liabilities accrued or incurred by the Company prior to the closing of the share purchase on July 2, 2016.

However, the assignment of the Promissory Note has not been consented to by the creditor because the Company’s efforts to contact the creditor have not been successful. Therefore, the Company may still be liable until the earlier of the date on which (i) the loan is paid off, (ii) the creditor consents to the Waiver or (iii) the statute of limitation on the Promissory Note expires (which is set to occur on March 3, 2022). Therefore, the Promissory Note is currently deemed to be in default despite the Waiver.

During the three months ended March 31, 2018, the Company accrued $625 in interest payable under the note, respectively, as compared to $625 for the three months ended March 31, 2017.

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

Our financial statements are stated in United States Dollars (“USD” or “US$” or “$”) and are prepared in accordance with U.S. GAAP. All references to “common shares” refer to the common shares in our capital stock.

Overview

We were incorporated in the State of Wyoming on April 11, 2006 as Theron Resource Group. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for three months ended March 31, 2018 and 2017.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2018 and 2017 amounted to $24,143 and $24,471, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

INTEREST EXPENSE

Interest expense for both the three months ended March 31, 2018 and 2017 amounted to $625. Interest expense for these periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest rate of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2018.

NET LOSS

For the three months ended March 31, 2018 and 2017, the net losses were $24,768 ($0.00 per share) and $25,096 ($0.00 per share). The loss per share was based on a weighted average of 7,900,000 common shares outstanding as of March 31, 2018 and 2017.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of March 31, 2018, we had a stockholders’ deficiency of $175,155.

We have not generated any revenues and have relied on shareholder advances and debt and equity offerings to finance our operating and capital expenses. We have incurred operating losses since inception. The working capital requirements of any new business we may acquire may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination thereof, as appropriate.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their annual report on the financial statements for the year ended December 31, 2017, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2018, we have an accumulated deficit of $613,407 and a stockholders’ deficiency of $175,155. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $18,764 during the three months ended March 31, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of March 31, 2018, the Company had a note payable of $50,000 plus accrued interest of $17,707. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of March 31, 2018, we had no assets and our total liabilities were $175,155, mainly consisting of a promissory note payable of $50,000 and interest due thereon of $17,707, and advances from a related company of $100,531. We had a working capital deficit of $175,155.

NET CASH USED IN OPERATING ACTIVITIES: For the three months ended March 31, 2018 and 2017, $18,764 and $11,500 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the three months ended March 31, 2018 and 2017, we received advances from a related company of $18,764 and $11,500, respectively. There was no cash provided by equity financing activities during the three months ended March 31, 2018 and 2017. No options or warrants were issued in the most recent period to purchase shares in a later date.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were ineffective due to a control deficiency. During this period we did not have additional personnel to allow for segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Our management, including our President, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.        EXHIBITS

Exhibits

The following exhibits of the Company are included herein.

1.1

S-1 Rescission Offering Statement including audited financial statements for the fiscal year ended May 31, 2009 (incorporated by reference from our registration statement on Form S-1 filed on January 23, 2009)

3.1	Articles of Association of Theron Resource Group (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
3.2	Bylaws of Theron Resource Group (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

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

Date: May 21, 2018

BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)