Form 10-Q
period 2018-06-30
Theron Resource Group
filed 2018-08-20
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of August 13, 2018.

THERON RESOURCE GROUP

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Theron Resource Group
Balance Sheets
As of June 30, 2018 and December 31, 2017
(Unaudited)
(Stated in U.S. Dollars)

	June 30,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$8,513	$1,538
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	18,332	17,082
Advances from related companies	110,508	81,767
Total current liabilities	187,353	150,387

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(625,605)	(588,639)
Total stockholders’ deficiency	(187,353)	(150,387)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group
Statements of Operations and Other Comprehensive Loss
(Unaudited)
(Stated in U.S. Dollars)

		Three Months ended June 30,				Six Months ended June 30,
		2018		2017		2018		2017
Revenue		$-		$-		$-		$-

General and administrative expenses		(11,871)		(650)		(36,014)		(25,121)

Loss from operations		(11,871)		(650)		(36,014)		(25,121)

Other income		298		-		298		-

Interest expense		(625)		(625)		(1,250)		(1,250)

Net loss		(12,198)		(1,275)		(36,966)		(26,371)

Other comprehensive loss
Currency exchange loss		-		-		-		-

Comprehensive loss		$(12,198)		$(1,275)		$(36,966)		$(26,371)

Basic and diluted loss per common share	$	**	$	**	$	**	$	**

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group
Statements of Cash Flows
(Unaudited)
(Stated in U.S. Dollars)

	Six Months	Six Months
	ended	ended
	June 30,	June 30,
	2018	2017

Cash flows used from operating activities
Net loss	$(36,966)	$(26,371)

Changes in operating assets and liabilities
Increase/(decrease) in accounts payable and accrued expenses	6,975	(11,500)
Increase in interest accrued on promissory note payable	1,250	1,250
Cash flows used in operating activities	(28,741)	(36,621)

Cash flows from financing activities
Advances from related companies	28,741	36,621
Cash flows provided by financing activities	28,741	36,621

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

5

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

The condensed consolidated financial statements of the Company as of and for the three months and six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2018, the results of its operations for the three months and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2017 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2017.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2017.

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2018, we have an accumulated deficit of $625,605 and a stockholders’ deficiency of $187,353. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $28,741 during the six months ended June 30, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms, and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its long-term needs. Even if the Company is able to obtain additional funds through debt or equity financings, a debt financing may contain undue restrictions on the Company’s operations, and an equity financing may cause substantial dilution for our stockholders. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

At June 30, 2018 and December 31, 2017, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months ended June 30, 2018 and 2017.

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

For the three months and six months ended June 30, 2018 and 2017, there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)” (the “Update”). Prior to the Update, there was diversity in practice in how certain cash receipts and cash payments were presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The Update addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in the Update are effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments should be adopted retrospectively. The Company has adopted this new guidance in the first quarter of fiscal year 2018 and does not expect the adoption to have a material impact on our financial statements.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018 and 2017, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Theron Education Management Co., Limited, two companies related to the Company, in which Mr. Zhaoyu Gu, a director of the Company, has beneficial interests, provided net advances of $28,741 and $36,621, respectively, to finance the Company’s working capital requirements.

Advances from related companies are unsecured, due on demand, and non-interest bearing. The outstanding advances from related companies totaled $110,508 and $81,767 as of June 30, 2018 and December 31, 2017, respectively.

During the three months and six months ended June 30, 2018 and 2017, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the three months and six months ended June 30, 2018 and 2017.

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

During the three months and six months ended June 30, 2018, the Company accrued $625 and $1,250 in interest payable under the note, respectively, as compared to $625 and $1,250 for the three months and six months ended June 30, 2017.

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

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for three months and six months ended June 30, 2018 and 2017.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to 11,871 and $650 for the three months ended June 30, 2018 and 2017, respectively, and $36,014 and $25,121 for the six months ended June 30, 2018 and 2017, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

OTHER INCOME

Other income for the three months and six months ended June 30, 2018 represent foreign exchange gain.

INTEREST EXPENSE

Interest expense for both the three months ended June 30, 2018 and 2017 amounted to $625, and for both the six months ended June 30, 2018 and 2017 amounted to $1,250. Interest expense for these periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest rate of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2018.

NET LOSS

For the three months and six months ended June 30, 2018 and 2017, net loss was $36,966 and $12,198, compared with $26,371 and $1,275 for the same periods last year. The loss per share was $0.00 during each period for the three months ended June 30, 2018 and 2017, and the loss per share for the six months ended June 30, 2018 and 2017 was $0.00 and $0.00, respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding as of June 30, 2018 and 2017.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of June 30, 2018, we had a stockholders’ deficiency of $187,353.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2018, we have an accumulated deficit of $625,605 and a stockholders’ deficiency of $187,353. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $28,741 during the six months ended June 30, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Since our inception in April 2006, we have used our common stock, promissory notes and loans or advances from our officers, directors and stockholders to raise money for our optioned acquisition and for corporate expenses. We issued 6,000,000 shares of common stock through a Section 4(2) offering in October 2006 for cash consideration of $6,000. We issued 900,000 shares of common stock through a Regulation D offering in November 2006 for cash consideration of $9,000 to a total of three subscribers. In May 2009, $50,000 was provided by financing activities as the result of the sale of 1,000,000 shares of common stock at a price of $0.05 per share issued under our SB-2 registration statement to a total of 44 subscribers.

As of June 30, 2018, the Company had a note payable of $50,000 plus accrued interest of $18,332. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of June 30, 2018, we had no assets and our total liabilities were $187,353, mainly consisting of a promissory note payable of $50,000 and interest due thereon of $18,332, and advances from related companies of $110,508. We had a working capital deficit of $187,353.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended June 30, 2018 and 2017, $28,741 and $36,621 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the six months ended June 30, 2018 and 2017, we received advances from related companies of $28,741 and $36,621, respectively. There was no cash provided by equity financing activities during the six months ended June 30, 2018 and 2017. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were ineffective due to a control deficiency. During this period, we did not have additional personnel to allow for segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: August 20, 2018

	BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial
Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)