Form 10-Q
period 2018-09-30
Theron Resource Group
filed 2018-11-08
CIK 1409431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of November 2, 2018.

THERON RESOURCE GROUP

PART I FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Theron Resource Group
Balance Sheets
As of September 30, 2018 and December 31, 2017
(Unaudited)
(Stated in U.S. Dollars)

	September 30,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$295	$1,538
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	18,957	17,082
Advances from related companies	130,407	81,767
Total current liabilities	199,659	150,387

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(637,911)	(588,639)
Total stockholders’ deficiency	(199,659)	(150,387)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group
Statements of Operations and Other Comprehensive Loss
(Unaudited)
(Stated in U.S. Dollars)

		Three Months ended September 30,				Nine Months ended September 30,
		2018		2017		2018		2017

Revenue		$-		$-		$-		$-

General and administrative expenses		(11,681)		(23,224)		(47,695)		(48,345)

Loss from operations		(11,681)		(23,224)		(47,695)		(48,345)

Other income		-		-		298		-

Interest expense		(625)		(625)		(1,875)		(1,875)

Net loss		(12,306)		(23,849)		(49,272)		(50,220)

Other comprehensive loss
Currency exchange loss		-		-		-		-

Comprehensive loss		$(12,306)		$(23,849)		$(49,272)		$(50,220)

Basic and diluted loss per common share	$	**	$	**	$	**	$	**

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group
Statements of Cash Flows
(Unaudited)
(Stated in U.S. Dollars)

	Nine Months	Nine Months
	ended	ended
	September 30,	September 30,
	2018	2017

Cash flows used from operating activities
Net loss	$(49,272)	$(50,220)

Changes in operating assets and liabilities
Decrease in accounts payable and accrued expenses	(1,243)	(11,500)
Increase in interest accrued on promissory note payable	1,875	1,875
Cash flows used in operating activities	(48,640)	(59,845)

Cash flows from financing activities
Advances from related companies	48,640	59,845
Cash flows provided by financing activities	48,640	59,845

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

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

The condensed consolidated financial statements of the Company as of and for the three months and nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2018, the results of its operations for the three months and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2017 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2017.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2018, we have an accumulated deficit of $637,911 and a stockholders’ deficiency of $199,659. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $48,640 during the nine months ended September 30, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At September 30, 2018 and December 31, 2017, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three and nine months ended September 30, 2018 and 2017.

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

For the three months and nine months ended September 30, 2018 and 2017, there were no potential dilutive securities.

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

4.        RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018 and 2017, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Theron Education Management Co., Limited, two companies related to the Company, in which Mr. Zhaoyu Gu, a director of the Company, has beneficial interests, provided net advances of $48,640 and $59,845, respectively, to finance the Company’s working capital requirements.

Advances from related companies are unsecured, due on demand, and non-interest bearing. The outstanding advances from related companies totaled $130,407 and $81,767 as of September 30, 2018 and December 31, 2017, respectively.

During the three months and nine months ended September 30, 2018 and 2017, the Company’s office facility was provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the three months and nine months ended September 30, 2018 and 2017.

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

In connection with a share purchase agreement dated May 23, 2016 entered into by the Company and Horizon Investment Club Limited (“Horizon”), Horizon entered into a Deed of Waiver and Assumption of Debt (the “Waiver”) with the Company pursuant to which Horizon and the Company agreed and confirmed that the Company would novate and transfer to Horizon all its obligations and liabilities under the Promissory Note including all outstanding principal, accrued interests, or default interests arising thereunder and such other liabilities accrued or incurred by the Company prior to the closing of the share purchase on July 2, 2016.

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

During the three months and nine months ended September 30, 2018, the Company accrued $625 and $1,875 in interest payable under the note, respectively, as compared to $625 and $1,875 for the three months and nine months ended September 30, 2017.

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

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for three months and nine months ended September 30, 2018 and 2017.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to 11,681 and $23,224 for the three months ended September 30, 2018 and 2017, respectively, and $47,695 and $48,345 for the nine months ended September 30, 2018 and 2017, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

OTHER INCOME

Other income for the three months and nine months ended September 30, 2018 represent foreign exchange gain.

INTEREST EXPENSE

Interest expense for both the three months ended September 30, 2018 and 2017 amounted to $625, and for both the nine months ended September 30, 2018 and 2017 amounted to $1,875. Interest expense for these periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest rate of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2018.

NET LOSS

For the three months and nine months ended September 30, 2018 and 2017, net loss was $12,306 and $49,272, compared with $23,849 and $50,220 for the same periods last year. The loss per share was $0.00 during each period for the three months ended September 30, 2018 and 2017, and the loss per share for the nine months ended September 30, 2018 and 2017 was $0.00 and $0.00, respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding as of September 30, 2018 and 2017.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of September 30, 2018, we had a stockholders’ deficiency of $199,659.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2018, we have an accumulated deficit of $637,911 and a stockholders’ deficiency of $199,659. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $48,640 during the nine months ended September 30, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of September 30, 2018, the Company had a note payable of $50,000 plus accrued interest of $18,957. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of September 30, 2018, we had no assets and our total liabilities were $199,659, mainly consisting of a promissory note payable of $50,000 and interest due thereon of $18,957, and advances from related companies of $130,407. We had a working capital deficit of $199,659.

NET CASH USED IN OPERATING ACTIVITIES: For the nine months ended September 30, 2018 and 2017, $48,640 and $59,845 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the nine months ended September 30, 2018 and 2017, we received advances from related companies of $48,640 and $59,845, respectively. There was no cash provided by equity financing activities during the nine months ended September 30, 2018 and 2017. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: November 8, 2018

BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)