Form 10-K
period 2018-12-31
Theron Resource Group
filed 2019-04-01
CIK 1409431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation or an emergent growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emergent growth company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,729,000 by reference to the price at which the common equity was last sold, which was $0.91 on May 4, 2010 and there was no trading activity through the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of March 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

THERON RESOURCE GROUP

i

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

Holders

As of March 22, 2019, we had 50 holders of record of our common stock. There were 7,900,000 shares outstanding.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2018, there were no warrants or options outstanding to acquire any shares of our common stock.

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

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for the years ended December 31, 2018 and 2017.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the years ended December 31, 2018 and 2017 amounted to $59,249 and $59,858, respectively. The general and administrative expenses for the two periods primarily represent professional fees incurred for SEC filings.

INTEREST EXPENSE

Interest expense for each of the years ended December 31, 2018 and 2017 amounted to $2,500. Interest expense for these years is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes in 2018.

NET LOSS

For the years ended December 31, 2018 and 2017, net losses were $61,451 ($0.01 per share) and $62,358 ($0.01 per share), respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at December 31, 2018 and 2017.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of December 31, 2018, we had a stockholders’ deficiency of $211,838.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors, in their report on our financial statements for the year ended December 31, 2018, included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we have not yet generated any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2018, we had an accumulated deficit of $650,090 and a stockholders’ deficiency of $211,838. We had incurred recurring losses from operations, and utilized cash flow in operating activities of $51,194 during the year ended December 31, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of December 31, 2018, we had a note payable of $50,000 plus accrued interest of $19,582. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of December 31, 2018, we had outstanding advances of $132,961 from Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Theron Education Management Co., Limited, two affiliates of the Company, in which Mr. Zhaoyu Gu, a director of the Company, holds a beneficial interest. The advances are unsecured, due on demand, and non-interest bearing.

As of December 31, 2018, we had no assets and our total liabilities were $211,838, which included a promissory note payable of $50,000 and advances from a related company of $132,961. We had a working capital deficit of $211,838.

NET CASH USED IN OPERATING ACTIVITIES: For the years ended December 31, 2018 and 2017, $51,194 and $70,115 in net cash were used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the years ended December 31, 2018 and 2017, we received advances from related companies of $51,194 and $70,115, respectively. There was no cash provided by equity financing activities during the years ended December 31, 2018 and 2017. No options or warrants were issued in the most recent period to purchase shares at a later date.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Theron Resource Group

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Theron Resource Group (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since 2015.

San Mateo, CA
April 1, 2019

THERON RESOURCE GROUP

BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31,	December 31,
	2018	2017

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$9,295	$1,538
Promissory note payable – in default	50,000	50,000
Interest due on promissory notes payable	19,582	17,082
Advances from related companies	132,961	81,767
Total current liabilities	211,838	150,387

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(650,090)	(588,639)
Total stockholders’ deficiency	(211,838)	(150,387)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars)

	For the Years Ended December 31,
	2018		2017

Revenue		$-		$-

General and administrative expenses		(59,249)		(59,858)

Loss from operations		(59,249)		(59,858)

Other income		298		-

Interest expense		(2,500)		(2,500)

Net loss		(61,451)		(62,358)

Other comprehensive loss
Currency exchange loss		-		-

Comprehensive loss		$(61,451)		$(62,358)

Basic and diluted loss per common share	$	**	$	**

Weighted average number of common shares used in per share calculations – basic and diluted		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Expressed in U.S. dollars)

	Common stock outstanding	Common stock	Additional paid-in capital	Other comprehensive loss	Accumulated deficit	Total stockholders’ deficiency

Balance, December 31, 2016	7,900,000	$7,900	$430,574	$(222)	$(526,281)	$(88,029)
Net loss for the year	-	-	-	-	(62,639)	(62,639)
Balance, December 31, 2017	7,900,000	7,900	430,574	(222)	(588,639)	(150,387)
Net loss for the year	-	-	-	-	(61,451)	(61,451)
Balance, December 31, 2018	7,900,000	$7,900	$430,574	$(222)	$(650,090)	$(211,838)

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	For the Years Ended December 31,
	2018	2017

Cash flows used from operating activities
Net loss	$(61,451)	$(62,358)

Changes in operating assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	7,757	(10,257)
Increase in interest accrued on promissory note payable	2,500	2,500
Cash flows used in operating activities	(51,194)	(70,115)

Cash flows from financing activities
Advances from related companies	51,194	70,115
Cash flows provided by financing activities	51,194	70,115

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of year	-	-
Cash and cash equivalents – End of year	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Theron Resource Group (the “Company”, “Theron”, or “THRO”) was incorporated in the State of Wyoming on April 11, 2006. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. The Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2018, we had an accumulated deficit of $650,090 and a stockholders’ deficiency of $211,838. We had incurred recurring losses from operations, and utilized cash flow in operating activities of $51,194 during the year ended December 31, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At December 31, 2018 and 2017, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded other comprehensive income or loss for both the years ended December 31, 2018 and 2017.

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

For the years ended December 31, 2018 and 2017, there were no potentially dilutive securities.

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

The fair value of the Company’s common stock option grants is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions incorporated in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments should be adopted retrospectively. The Company has adopted this new guidance in the first quarter of fiscal year 2018 and does not expect the adoption to have a material impact on our financial statements.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Education Management Co., Limited, two affiliates of the Company, in which Mr. Zhaoyu Gu, a director of the Company, holds a beneficial interest, provided net advances of $51,194 and $70,115, respectively, to finance the Company’s working capital requirements.

Advances from the affiliates are unsecured, due on demand, and non-interest bearing. The outstanding advances from these two related companies totaled $132,961 and $81,767 as of December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the years ended December 31, 2018 and 2017.

5.	NOTE PAYABLE-IN DEFAULT

On March 3, 2011, the Company obtained a $50,000 loan from an unrelated party as evidenced by a promissory note (the “Promissory Note”). The loan is unsecured and bears interest at 5% per annum and matured on March 3, 2012. The funds were used to repay all outstanding stockholder loans and accounts payable and to provide working capital through November 30, 2012.

On May 23, 2016, Horizon Investment Club Limited (“Horizon”) entered into a Deed of Waiver and Assumption of Debt (the “Waiver”) with the Company pursuant to which Horizon and the Company agreed and confirmed that the Company novates and transfers to Horizon all its obligations and liabilities under the Promissory Note including all principal amount, accrued interests, or default interests arising thereunder and such other liabilities accrued or incurred by the Company prior to the closing of the share purchase, which is July 2, 2016.

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

During each of the years ended December 31, 2018 and 2017, the Company accrued $2,500 in interest payable under the note.

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

As of December 31, 2018, the year covered by this report, we carried out an evaluation, under the supervision and participation of our management, including our principal executive officer and our principal financial officer, to determine the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the year covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our ICFR as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2013 (the “2013 COSO Framework”). A material weakness is a deficiency or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.	As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed a framework for accounting policies and procedures given we have only one officer, Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in 2013 COSO Framework. Due to the size and operations of the Company, we are unable to remediate these deficiencies until we acquire or merge with another company.

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2018 and 2017 and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2018 and 2017 in conformity with U.S. GAAP, notwithstanding the material weaknesses we identified.

This annual report on Form 10-K (the “Annual Report”) does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Registrant to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There had been no changes in the Company’s ICFR identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information about our directors and executive officers as of December 31, 2018 and as of the date of this Annual Report is set forth as follows.

Name	Position Held	Age	Date of Appointment
GU, Zhaoyu	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary	29	July 2, 2016

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

Meetings of Our Board of Directors

Our sole director took all actions by written consent during the years ended December 31, 2018 and 2017.

Director Compensation

The Company did not provide any compensation to its director in the year ended December 31, 2018, but reimbursed director for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

Significant Employees

Other than the director and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, persons nominated to become a director, executive officers or control persons have been involved in any of the following events during the past 10 years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); or

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended, or vacated; or

●	Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

●	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the year ended December 31, 2018, there was not any triggering event that requires any filing under Section 16(a) by the Company’s officers, directors and beneficial owners of more than 10% of our common stock.

Code of Ethics

We currently do not have a Code of Ethics because Mr. Zhaoyu Gu is the only executive officer involved in the management of the Company.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
GU, Zhaoyu Chairman of the Board, CEO, CFO	Year ended December 31, 2018	-	-	-	-	-	-	-	-
and Secretary	Year ended December 31, 2017	-	-	-	-	-	-	-	-

As of December 31, 2018, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

Director Compensation

The Company did not provide any compensation to its directors in the year ended December 31, 2018, but reimbursed our directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2019 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director; each executive officer; and all executive officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class
Red Point Holdings L.P.(1) Floor 4, Willow House, Cricket Square, P.O. Box 268, Grand Cayman KY1-1103, Cayman Islands	6,000,000 Common Stock	75.9%
Zhaoyu Gu	0	-

(1)	Ms. Yan Yan Yue, sole director of Red Point Holdings L.P. (“Red Point”) has dispositive and voting power over the shares held by Red Point.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no related transactions with our director, executive officer, or stockholder holding at least 5% of shares of our common stock, or any family member thereof during the years ended December 31, 2018 and 2017 that exceeds $120,000 other than the following:

On May 23, 2016, Horizon, the Company’s former major shareholder entered into a share purchase agreement to sell all of its shares in the Company to Red Point Holdings L.P., an Exempted Limited Partnership registered in the Cayman Islands. The share purchase was closed on July 2, 2016 (the “Change in Control”).

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

During the years ended December 31, 2018 and 2017, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Education Management Co., Limited, two affiliates of the Company, in which Mr. Zhaoyu Gu, sole director of the Company, holds a beneficial interest, provided net advances of $51,194 and $70,115, respectively, to finance the Company’s working capital requirements.

Advances from the affiliates are unsecured, due on demand, and non-interest bearing. The outstanding advances from these two related companies totaled $132,961 and $81,767 as of December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the years ended December 31, 2018 and 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent accountant is WWC P.C., Certified Public Accountants (“WWC”). Set forth below are aggregate fees billed by WWC for professional services rendered to the Company

Audit Fees

During the years ended December 31, 2018 and 2017, the fees billed and paid to WWC were $26,000 and $26,000, respectively, for the audit and review of the financial statements of the Company during the two years.

Audit Related Fees

The aggregate fees billed in the years ended December 31, 2018 and 2017 for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were $0.

Tax Fees

The aggregate fees billed in the years ended December 31, 2018 and 2017 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $0.

All Other Fees

No fees were billed by WWC in the years ended December 31, 2018 and 2017 for professional services provided by our principal accountants other than the services reported in items (1), (2) and (3) above.

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

Date: April 1, 2019

BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Zhaoyu Gu	Director	Date: April 1, 2019
Zhaoyu Gu

BY:	/s/ Zhaoyu Gu	Chief Executive Officer and Chief Financial Officer	Date: April 1, 2019
	Zhaoyu Gu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)