Form 10-Q
period 2019-03-31
Theron Resource Group
filed 2019-05-20
CIK 1409431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission file number:  000-53845

THERON RESOURCE GROUP

(Exact name of small business issuer in its charter)

Wyoming	26-0665325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Yihe Road, Luozhuang District Linyi City, Shandong, P.R.C.	276000
(Address of principal executive offices)	(Zip Code)

(86) 0539-563-1111

(Issuer’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,900,000 shares of Common Stock as of May 15, 2019.

THERON RESOURCE GROUP

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Theron Resource Group

Balance Sheets

As of March 31, 2019 and December 31, 2018

(Unaudited)

(Stated in U.S. Dollars)

	March 31,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$21,085	$9,295
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	20,207	19,582
Advances from related companies	144,981	132,961
Total current liabilities	236,273	211,838

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(674,525)	(650,090)
Total stockholders’ deficiency	(236,273)	(211,838)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group

Statements of Operations and Other Comprehensive Loss

(Unaudited)

(Stated in U.S. Dollars)

	Three Months ended March 31, 2019		Three Months ended March 31, 2018

Revenue		$-		$-

General and administrative expenses		(23,810)		(24,143)

Loss from operations		(23,810)		(24,143)

Interest expense		(625)		(625)

Net loss		(24,435)		(24,768)

Other comprehensive loss
Currency exchange loss		-		-

Comprehensive loss		$(24,435)		$(24,768)

Basic and diluted loss per common share	$	**	$	**

Weighted average number of common shares used in per share calculations – basic and diluted		7,900,000		7,900,000

**	less than $0.01

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group

Statements of Changes in Stockholders’ Deficit

(Unaudited)

(Stated in U.S. Dollars)

	Common stock		Additional paid-in	Other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	deficiency

Balance, December 31, 2017	7,900,000	$7,900	$430,574	$(222)	$(588,640)	$(150,388)
Net loss for the three-month period	-	-	-	-	(24,768)	(24,768)
Balance, March 31, 2018 (Unaudited)	7,900,000	$7,900	$430,574	$(222)	$(613,408)	$(175,156)

Balance, December 31, 2018	7,900,000	7,900	430,574	(222)	(650,090)	(211,838)
Net loss for the three-month period	-	-	-	-	(24,435)	(24,435)
Balance, March 31, 2019 (Unaudited)	7,900,000	$7,900	$95,818	$(222)	$(674,525)	$(236,273)

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group

Statements of Cash Flows

(Unaudited)

(Stated in U.S. Dollars)

	Three Months ended March 31,	Three Months ended March 31,
	2019	2018

Cash flows used from operating activities
Net loss	$(24,435)	$(24,768)

Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	11,790	5,379
Increase in interest accrued on promissory note payable	625	625
Cash flows used in operating activities	(12,020)	(18,764)

Cash flows from financing activities
Advances from related companies	12,020	18,764
Cash flows provided by financing activities	12,020	18,764

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

THERON RESOURCE GROUP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS

Theron Resource Group (the “Company”, “Theron”, or “THRO”) was incorporated in the State of Wyoming on April 11, 2006. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant assets not in the ordinary course of business since the date of incorporation. The Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed financial statements of the Company as of and for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2018 has been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2018.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC.

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2019, we have an accumulated deficit of $674,525 and a stockholders’ deficiency of $236,273. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $12,020 during the three months ended March 31, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Additionally, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

At March 31, 2019 and December 31, 2018, the fair values of accounts payable approximate their carrying values.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for both the three months ended March 31, 2019 and 2018.

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

For the three months ended March 31, 2019 and 2018, there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)”, reducing certain disclosures concerning the fair value hierarchy. The guidance is effective for the Company in annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material impact on our financial statements.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and 2018, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Theron Education Management Co., Limited, two affiliates of the Company, in which Mr. Zhaoyu Gu, a director of the Company, holds a beneficial interest, provided net advances of $12,020 and $18,764, respectively, to finance the Company’s working capital requirements.

Advances from related companies are unsecured, due on demand, and non-interest bearing. The outstanding advances from related companies totaled $144,981 and $132,961 as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the three months ended March 31, 2019 and 2018.

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

During the three months ended March 31, 2019, the Company accrued $625 in interest payable under the note, respectively, as compared to $625 for the three months ended March 31, 2018.

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

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for three months ended March 31, 2019 and 2018.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2019 and 2018 amounted to $23,810 and $24,143, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

INTEREST EXPENSE

Interest expense for both the three months ended March 31, 2019 and 2018 amounted to $625. Interest expense for these periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest rate of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2019.

NET LOSS

For the three months ended March 31, 2019 and 2018, the net losses were $24,435 ($0.00 per share) and $24,768 ($0.00 per share. The loss per share was based on a weighted average of 7,900,000 common shares outstanding as of March 31, 2019 and 2018.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of March 31, 2019, we had a stockholders’ deficiency of $236,273.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their annual report on the financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2019, we have an accumulated deficit of $674,525 and a stockholders’ deficiency of $236,273. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $12,020 during the three months ended March 31, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of March 31, 2019, the Company had a note payable of $50,000 plus accrued interest of $20,207. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of March 31, 2019, we had no assets and our total liabilities were $236,273, mainly consisting of a promissory note payable of $50,000 and interest due thereon of $20,207, and advances from related companies of $144,981. We had a working capital deficit of $236,273.

NET CASH USED IN OPERATING ACTIVITIES: For the three months ended March 31, 2019 and 2018, HK$12,020 and $18,764 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the three months ended March 31, 2019 and 2018, we received advances from related companies of $12,020 and $18,764, respectively. There was no cash provided by equity financing activities during the three months ended March 31, 2019 and 2018. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

THERON RESOURCE GROUP

Date: May 20, 2019	BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)