Form 10-Q
period 2019-06-30
Theron Resource Group
filed 2019-08-14
CIK 1409431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,900,000 shares of Common Stock as of August 12, 2019.

THERON RESOURCE GROUP

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Theron Resource Group

Balance Sheets

As of June 30, 2019, and December 31, 2018

(Unaudited)

(Stated in U.S. Dollars)

	June 30,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$14,745	$9,295
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	20,832	19,582
Advances from related companies	163,608	132,961
Total current liabilities	249,185	211,838

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(687,437)	(650,090)
Total stockholders’ deficiency	(249,185)	(211,838)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group

Statements of Operations and Other Comprehensive Loss

(Unaudited)

(Stated in U.S. Dollars)

	Three Months ended June 30,				Six Months ended June 30,
	2019		2018		2019		2018

Revenue		$-		$-		$-		$-

General and administrative expenses		(12,287)		(11,871)		(36,097)		(36,014)

Loss from operations		(12,287)		(11,871)		(36,097)		(36,014)

Other income		-		298		-		298

Interest expense		(625)		(625)		(1,250)		(1,250)

Net loss		(12,912)		(12,198)		(37,347)		(36,966)

Other comprehensive loss
Currency exchange loss		-		-		-		-

Comprehensive loss		$(12,912)		$(12,198)		$(37,347)		$(36,966)

Basic and diluted loss per common share	$	**	$	**	$	**	$	**

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group

Statements of Changes in Stockholders’ Deficit

(Unaudited)

(Stated in U.S. Dollars)

	Common stock		Additional paid-in	Other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	deficiency

Balance, December 31, 2018	7,900,000	$7,900	$430,574	$(222)	$(650,090)	$(211,838)
Net loss for the three-month period	-	-	-	-	(24,435)	(24,435)
Balance, March 31, 2019 (Unaudited)	7,900,000	$7,900	$430,574	$(222)	$(674,525)	$(236,273)
Net loss for the three-month period	-	-	-	-	(12,912)	(12,912)
Balance, June 30, 2019 (Unaudited)	7,900,000	$7,900	$430,574	$(222)	$(687,437)	$(249,185)

Balance, December 31, 2017	7,900,000	$7,900	$430,574	$(222)	$(588,639)	$(150,387)
Net loss for the three-month period	-	-	-	-	(24,768)	(24,768)
Balance, March 31, 2018 (Unaudited)	7,900,000	7,900	430,574	$(222)	$(613,407)	$(175,155)
Net loss for the three-month period	-	-	-	-	(12,198)	(12,198)
Balance, June 30, 2018 (Unaudited)	7,900,000	$7,900	$430,574	$(222)	$(625,605)	$(187,353)

The accompanying notes are an integral part of these unaudited financial statements

Theron Resource Group

Statements of Cash Flows

(Unaudited)

(Stated in U.S. Dollars)

	Six Months ended June 30,	Six Months ended June 30,
	2019	2018

Cash flows used from operating activities
Net loss	$(37,347)	$(36,966)

Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	5,450	6,975
Increase in interest accrued on promissory note payable	1,250	1,250
Cash flows used in operating activities	(30,647)	(28,741)

Cash flows from financing activities
Advances from related companies	30,647	28,741
Cash flows provided by financing activities	30,647	28,741

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

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

The condensed financial statements of the Company as of and for the three months and six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2019, the results of its operations for the three months and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2018 has been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2018.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019, the Company has an accumulated deficit of $687,437 and a stockholders’ deficiency of $249,185. The Company has incurred recurring losses from operations, and utilized cash flow in operating activities of $30,647 during the six months ended June 30, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Additionally, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management’s plan to support the Company in its operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it need from public offerings, it will have to find alternative sources, such as a private placement of securities or loans or advances from its officers, directors or others. Such additional financing may not become available on acceptable terms, and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If the Company requires additional cash and cannot raise it, it will either have to suspend operations or cease business entirely.

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

At June 30, 2019 and December 31, 2018, the fair values of accounts payable approximate their carrying values.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. There was no recorded other comprehensive income or loss for both the three months and six months ended June 30, 2019 and 2018.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

For the three months and six months ended June 30, 2019 and 2018, there were no potential dilutive securities.

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

During the six months ended June 30, 2019 and 2018, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Theron Education Management Co., Limited, two affiliates of the Company, in which Mr. Zhaoyu Gu, a director of the Company, holds a beneficial interest, provided net advances of $30,647 and $28,741, respectively, to finance the Company’s working capital requirements.

Advances from related companies are unsecured, due on demand, and non-interest bearing. The outstanding advances from related companies totaled $163,608 and $132,961 as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019 and 2018, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the six months ended June 30, 2019 and 2018.

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

During the three months and six months ended June 30, 2019, the Company accrued $625 and $1,250 in interest payable under the note, respectively, as compared to $625 and $1,250 for the three months and six months ended June 30, 2018.

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

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for three months and six months ended June 30, 2019 and 2018.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $12,287 and $11,871 for the three months ended June 30, 2019 and 2018, respectively, and $36,097 and $36,014 for the six months ended June 30, 2019 and 2018, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

INTEREST EXPENSE

Interest expense for both the three months ended June 30, 2019 and 2018 amounted to $625, and for both the six months ended June 30, 2019 and 2018 amounted to $1,250. Interest expense for these periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest rate of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2019.

NET LOSS

For the three months and six months ended June 30, 2019, the net losses were $12,912 ($0.00 per share) and $37,347 ($0.00 per share), compared with $12,198 ($0.00 per share) and $36,966 ($0.00 per share) for the similar same periods last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding as of June 30, 2019 and 2018.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of June 30, 2019, we had a stockholders’ deficiency of $249,185.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our annual report on the financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we have yet to generate any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019, we have an accumulated deficit of $687,437 and a stockholders’ deficiency of $249,185. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $30,647 during the six months ended June 30, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of June 30, 2019, the Company had a note payable of $50,000 plus accrued interest of $20,832. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of June 30, 2019, we had no assets and our total liabilities were $249,185, mainly consisting of a promissory note payable of $50,000 and interest due thereon of $20,832, and advances from related companies of $163,608. We had a working capital deficit of $249,185.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended June 30, 2019 and 2018, $30,647 and $28,741 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the six months ended June 30, 2019 and 2018, we received advances from related companies of $30,647 and $28,741, respectively. There was no cash provided by equity financing activities during the six months ended June 30, 2019 and 2018. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

The following exhibits of the Company are included herein.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Information is furnished and not filed or a part of a registration statement or prospectus for purpose of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERON RESOURCE GROUP

Date: August 14, 2019	BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)