Form 10-Q
period 2019-09-30
Theron Resource Group
filed 2019-11-14
CIK 1409431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,900,000 shares of Common Stock as of November 12, 2019.

THERON RESOURCE GROUP

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Theron Resource Group

Balance Sheets

As of September 30, 2019, and December 31, 2018

(Unaudited)

(Stated in U.S. Dollars)

	September 30,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$17,295	$9,295
Promissory note payable – in default	50,000	50,000
Interest due on promissory note payable	21,457	19,582
Advances from related companies	172,651	132,961
Total current liabilities	261,403	211,838

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(699,655)	(650,090)
Total stockholders’ deficiency	(261,403)	(211,838)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Theron Resource Group

Statements of Operations and Other Comprehensive Loss

(Unaudited)

(Stated in U.S. Dollars)

	Three Months ended September 30,				Nine Months ended September 30,
	2019		2018		2019		2018

Revenue		$-		$-		$-		$-

General and administrative expenses		(11,593)		(11,681)		(47,690)		(47,695)

Loss from operations		(11,593)		(11,681)		(47,690)		(47,695)

Other income		-		-		-		298

Interest expense		(625)		(625)		(1,875)		(1,875)

Net loss		(12,218)		(12,306)		(49,565)		(49,272)

Other comprehensive loss
Currency exchange loss		-		-		-		-

Comprehensive loss		$(12,218)		$(12,306)		$(49,565)		$(49,272)

Basic and diluted loss per common share	$	**	$	**	$	**	$	**

Weighted average number of common shares used in per share calculations		7,900,000		7,900,000		7,900,000		7,900,000

** less than $0.01

The accompanying notes are an integral part of these unaudited condensed financial statements

Theron Resource Group

Statements of Changes in Stockholders’ Deficit

(Unaudited)

(Stated in U.S. Dollars)

	Common stock		Additional paid-in	Other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	Deficiency

For the periods ended September 2019
Balance, December 31, 2018	7,900,000	$7,900	$430,574	$(222)	$(650,090)	$(211,838)
Net loss for the three-month period	-	-	-	-	(24,435)	(24,435)
Balance, March 31, 2019 (Unaudited)	7,900,000	$7,900	$430,574	$(222)	$(674,525)	$(236,273)
Net loss for the three-month period	-	-	-	-	(12,912)	(12,912)
Balance, June 30, 2019 (Unaudited)	7,900,000	$7,900	$430,574	$(222)	$(687,437)	$(249,185)
Net loss for the three-month period	-	-	-	-	(12,218)	(12,218)
Balance, September 30, 2019 (Unaudited)	7,900,000	$7,900	$430,574	$(222)	$(699,655)	$(261,403)

For the periods ended September 2018
Balance, December 31, 2017	7,900,000	$7,900	$430,574	$(222)	$(588,639)	$(150,387)
Net loss for the three-month period	-	-	-	-	(24,768)	(24,768)
Balance, March 31, 2018 (Unaudited)	7,900,000	7,900	430,574	$(222)	$(613,407)	$(175,155)
Net loss for the three-month period	-	-	-	-	(12,198)	(12,198)
Balance, June 30, 2018 (Unaudited)	7,900,000	$7,900	$430,574	$(222)	$(625,605)	$(187,353)
Net loss for the three-month period	-	-	-	-	(12,306)	(12,306)
Balance, September 30, 2018 (Unaudited)	7,900,000	$7,900	$430,574	$(222)	$(637,911)	$(199,659)

The accompanying notes are an integral part of these unaudited condensed financial statements

Theron Resource Group

Statements of Cash Flows

(Unaudited)

(Stated in U.S. Dollars)

	Nine Months ended September 30,	Nine Months ended September 30,
	2019	2018

Cash flows used from operating activities
Net loss	$(49,565)	$(49,272)

Changes in operating assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	8,000	(1,243)
Increase in interest accrued on promissory note payable	1,875	1,875
Cash flows used in operating activities	(39,690)	(48,640)

Cash flows from financing activities
Advances from related companies	39,690	48,640
Cash flows provided by financing activities	39,690	48,640

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of period	-	-
Cash and cash equivalents – End of period	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

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

The condensed financial statements of the Company as of and for the three months and nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2019, the results of its operations for the three months and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2018 has been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2018 (the “Form 10-K for 2018”).

The statements and related notes have been prepared pursuant to U.S. GAAP for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Form 10-K for 2018.

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2019, the Company has an accumulated deficit of $699,655 and a stockholders’ deficiency of $261,403. The Company has incurred recurring losses from operations, and utilized cash flow in operating activities of $39,690 during the nine months ended September 30, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Additionally, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements for the year ended December 31, 2018, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management’s plan to support the Company in its operations and to maintain its business strategy is to raise funds through public or private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from such offerings, it will have to find alternative sources, such as a private placement of securities or loans or advances from its officers, directors or others. Such additional financing may not become available on acceptable terms, and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If the Company requires additional cash and cannot raise it, it will either have to suspend operations or cease business entirely.

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

At September 30, 2019 and December 31, 2018, the fair values of accounts payable approximate their carrying values.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. There was no recorded other comprehensive income or loss for both the three months and nine months ended September 30, 2019 and 2018.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

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

For the three months and nine months ended September 30, 2019 and 2018, there were no potential dilutive securities.

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

During the nine months ended September 30, 2019 and 2018, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Theron Education Management Co., Limited, two affiliates of the Company, in which Mr. Zhaoyu Gu, a director of the Company, holds a beneficial interest, provided net advances of $39,690 and $48,640, respectively, to finance the Company’s working capital requirements.

Advances from related companies are unsecured, due on demand, and non-interest bearing. The outstanding advances from related companies totaled $172,651 and $132,961 as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019 and 2018, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the nine months ended September 30, 2019 and 2018.

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

During the three months and nine months ended September 30, 2019, the Company accrued $625 and $1,875 in interest payable under the note, respectively, as compared to $625 and $1,875 for the three months and nine months ended September 30, 2018.

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

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for three months and nine months ended September 30, 2019 and 2018.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $12,218 and $12,306 for the three months ended September 30, 2019 and 2018, respectively, and $49,565 and $49,272 for the nine months ended September 30, 2019 and 2018, respectively. The Company’s general and administrative expenses mainly represent professional fees incurred for its SEC filings.

INTEREST EXPENSE

Interest expense for both the three months ended September 30, 2019 and 2018 amounted to $625, and for both the nine months ended September 30, 2019 and 2018 amounted to $1,875. Interest expense for these periods is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest rate of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes to date in 2019.

NET LOSS

For the three months and nine months ended September 30, 2019, the net losses were $12,218 ($0.00 per share) and $49,565 ($0.00 per share), compared with $12,306 ($0.00 per share) and $49,272 ($0.00 per share) for the same periods last year. The loss per share was based on a weighted average of 7,900,000 common shares outstanding as of September 30, 2019 and 2018.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of September 30, 2019, we had a stockholders’ deficiency of $261,403.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we have yet to generate any revenues from operations.

The accompanying condensed financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2019, we have an accumulated deficit of $699,655 and a stockholders’ deficiency of $261,403. We have incurred recurring losses from operations, and utilized cash flow in operating activities of $39,690 during the nine months ended September 30, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements for the year ended December 31, 2018, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

As of September 30, 2019, the Company had a note payable of $50,000 plus accrued interest of $21,457. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of September 30, 2019, we had no assets and our total liabilities were $261,403, mainly consisting of a promissory note payable of $50,000 and interest due thereon of $21,457, and advances from related companies of $172,651. We had a working capital deficit of $261,403.

NET CASH USED IN OPERATING ACTIVITIES: For the nine months ended September 30, 2019 and 2018, $39,690 and $48,640 in net cash was used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the nine months ended September 30, 2019 and 2018, we received advances from related companies of $39,690 and $48,640, respectively. There was no cash provided by equity financing activities during the nine months ended September 30, 2019 and 2018. No options or warrants were issued in the most recent period to purchase shares in a later date.

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

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

THERON RESOURCE GROUP

Date: November 14, 2019	BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)