Form 10-K
period 2019-12-31
Theron Resource Group
filed 2020-05-14
CIK 1409431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________to __________

Commission file number: 000-53845

THERON RESOURCE GROUP

(Exact name of registrant as specified in its charter)

Wyoming	26-0665325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Yihe Road, Luozhuang District Linyi City, Shandong, P.R.C.	276000
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (86) 0539-563-1111

Securities Registered Under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

·         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation or an emergent growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emergent growth company” in Rule 12b-2 of the Exchange Act (Check One):

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

As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,729,000 by reference to the price at which the common equity was last sold, which was $0.91 on May 4, 2010 and there was no trading activity through the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,900,000 shares of Common Stock as of May 13, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

THERON RESOURCE GROUP

i

PART I

ITEM 1.	BUSINESS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. Some information in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors may cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “goal,” “seek,” “strategy,” “future,” “likely,” and similar expressions or words which, by their nature, refer to future events.

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

Upon exercise of the option, we would have been required to pay, commencing May 31, 2013, a $25,000 royalty per annum. The Company did not exercise the option on the claim.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNSOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal office is located at 23 Yihe Road, Luozhuang District, Linyi City, Shandong, 276000, P.R.C., telephone (86) 0539-563-111. Our principal office is provided by an entity run by our Chairman of the board of directors, without charge, but such arrangement may be terminated at any time without notice. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this filing, the Company is not a party to any legal proceeding that could reasonably be expected to have a material impact on its operations or finances.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock became available for quotation on the Over-the-Counter Bulletin Board (now OTC Markets Group) under the symbol “THRO” on December 17, 2009. Our common stock is currently quoted on the OTC Pink tier of the OTC Markets Group, an inter-dealer quotation and trading system. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

Holders

As of May 13, 2020, we had 50 holders of record of our common stock. There were 7,900,000 shares outstanding.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2019, there were no warrants or options outstanding to acquire any shares of our common stock.

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

FORWARD-LOOKING STATEMENTS

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

On February 21, 2007, the Company optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Through August 31, 2008, Theron paid $20,000 for exploration expenditures on certain mining claims. Upon exercise of the option, we would have been required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. The Company did not exercise the option on the claim.

In December 2019, an outbreak of coronavirus disease 2019 (“COVID-19”), caused by severe acute respiratory syndrome coronavirus, was first found in Wuhan, China. The World Health Organization (“WHO”) declared the outbreak to be a Public Health Emergency of International Concern on January 30, 2020 and recognized it as a pandemic on March 11, 2020. The Company currently does not have active business operations. However, the current outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could negatively affect the Company’s future efforts to seek new business operations or reclassifications, mergers, consolidations or purchases or sales of any significant amount of its assets.

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

RESULTS OF OPERATIONS

REVENUE

No revenue was generated for the years ended December 31, 2019 and 2018.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the years ended December 31, 2019 and 2018 amounted to $54,312 and $59,249, respectively. The general and administrative expenses for the two periods primarily represent professional fees incurred for SEC filings.

INTEREST EXPENSE

Interest expense for each of the years ended December 31, 2019 and 2018 amounted to $2,500. Interest expense for these years is attributable to the $50,000 unsecured promissory note we issued in March 2011 with an annual interest of 5%.

INCOME TAX PROVISION

As a result of operating losses, there has been no provision for the payment of income taxes in 2019.

NET LOSS

For the years ended December 31, 2019 and 2018, net losses were $56,812 ($0.01 per share) and $61,451 ($0.01 per share), respectively. The loss per share was based on a weighted average of 7,900,000 common shares outstanding at December 31, 2019 and 2018.

The Company continues to carefully control its expenses and overall costs as it moves its business development plan forward.

PLAN OF OPERATION

As of December 31, 2019, we had a stockholders’ deficiency of $268,650.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors, in their report on our financial statements for the year ended December 31, 2019, included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we have not yet generated any revenues from operations.

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, we had an accumulated deficit of $706,902 and a stockholders’ deficiency of $268,650. We had incurred recurring losses from operations, and utilized cash flow in operating activities of $64,592 during the year ended December 31, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Since our inception in April 2006, we have used our common stock, promissory notes and loans or advances from our officers, directors and stockholders to raise money for our optioned acquisition and for corporate expenses.

As of December 31, 2019, we had a note payable of $50,000 plus accrued interest of $22,082. The note is unsecured and bears interest at a rate of 5% per annum. The note matured on March 3, 2012 and is currently in default.

As of December 31, 2019, we had outstanding advances of $197,553 from Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Theron Education Management Co., Limited, two affiliates of the Company, in which Mr. Zhaoyu Gu, a director of the Company, holds a beneficial interest. The advances are unsecured, due on demand, and non-interest bearing.

As of December 31, 2019, our total assets, consisting entirely of prepayments, amounted to $5,985 and our total liabilities were $274,635, which included a promissory note payable of $50,000 and advances from related companies of $197,553. We had a working capital deficit of $268,650.

NET CASH USED IN OPERATING ACTIVITIES: For the years ended December 31, 2019 and 2018, $64,592 and $51,194 in net cash were used, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES: For the years ended December 31, 2019 and 2018, we received advances from related companies of $64,592 and $51,194, respectively. There was no cash provided by equity financing activities during the years ended December 31, 2019 and 2018. No options or warrants were issued in the most recent period to purchase shares at a later date.

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

Theron Resource Group

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Theron Resource Group (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, CA
May 14, 2020

THERON RESOURCE GROUP

BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31,	December 31,
	2019	2018

ASSETS

Current assets
Prepayments	$5,985	-
Total assets	5,985	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	5,000	9,295
Promissory note payable – in default	50,000	50,000
Interest due on promissory notes payable	22,082	19,582
Advances from related companies	197,553	132,961
Total current liabilities	274,635	211,838

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,900,000 shares issued and outstanding	7,900	7,900
Additional paid-in capital	430,574	430,574
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(706,902)	(650,090)
Total stockholders’ deficiency	(268,650)	(211,838)

Total liabilities and stockholders’ deficiency	$5,985	$-

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Expressed in U.S. dollars)

	For the Years Ended December 31,
	2019		2018

Revenue		$-		$-

General and administrative expenses		(54,312)		(59,249)

Loss from operations		(54,312)		(59,249)

Other income		-		298

Interest expense		(2,500)		(2,500)

Net loss		(56,812)		(61,451)

Other comprehensive loss
Currency exchange loss		-		-

Comprehensive loss		$(56,812)		$(61,451)

Basic and diluted loss per common share	$	**	$	**

Weighted average number of common shares used in per share calculations – basic and diluted		7,900,000		7,900,000

 ** less than $0.01

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Expressed in U.S. dollars)

	Common stock outstanding	Common stock	Additional paid-in Capital	Other comprehensive loss	Accumulated deficit	Total stockholders’ deficiency

Balance, December 31, 2017	7,900,000	$7,900	$430,574	$(222)	$(588,639)	$(150,387)
Net loss for the year	-	-	-	-	(61,451)	(61,451)
Balance, December 31, 2018	7,900,000	7,900	430,574	(222)	(650,090)	(211,838)
Net loss for the year	-	-	-	-	(56,812)	(56,812)
Balance, December 31, 2019	7,900,000	$7,900	$430,574	$(222)	$(706,902)	$(268,650)

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	For the Years Ended December 31,
	2019	2018

Cash flows used from operating activities
Net loss	$(56,812)	$(61,451)

Changes in operating assets and liabilities
Increase in prepayments	(5,985)	-
(Decrease) Increase in accounts payable and accrued expenses	(4,295)	7,757
Increase in interest accrued on promissory note payable	2,500	2,500
Cash flows used in operating activities	(64,592)	(51,194)

Cash flows from financing activities
Advances from related companies	64,592	51,194
Cash flows provided by financing activities	64,592	51,194

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents – Beginning of year	-	-
Cash and cash equivalents – End of year	$-	$-

Supplementary information
Income tax paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these financial statements

THERON RESOURCE GROUP

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

Going Concern

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company has an accumulated deficit of $706,902 and a stockholders’ deficiency of $268,650. The Company has incurred recurring losses from operations, and utilized cash flow in operating activities of $64,592 during the year ended December 31, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Additionally, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise the money it needs from such offerings, it will have to find alternative sources, such as a private placement of securities or loans or advances from its officers, directors or others. Such additional financing may not become available on acceptable terms, and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. If the Company requires additional cash and cannot raise it, it will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by our adoption of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company’s fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on our assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

At December 31, 2019 and 2018, the fair values of accounts payable approximate their carrying values.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. There was no recorded other comprehensive income or loss for both the years ended December 31, 2019 and 2018.

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

For the years ended December 31, 2019 and 2018, there were no potentially dilutive securities.

Stock Based Compensation

The Company may periodically issue stock options and warrants to officers, directors and consultants for services rendered. Options and warrants vest and expire according to terms established at the grant date. The Company accounts for share-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in our financial statements over the vesting period of the awards. The Company accounts for share-based payments to consultants and non-employees by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete. Certain share based awards may contain milestones that need to be achieved before the option begins vesting. Management estimates the probability of achievement of such milestones at each reporting date in calculating the estimate of the share-based cost.

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

During the years ended December 31, 2019 and 2018, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Education Management Co., Limited, two affiliates of the Company, in which Mr. Zhaoyu Gu, a director of the Company, holds a beneficial interest, provided net advances of $64,592 and $51,194, respectively, to finance the Company’s working capital requirements.

Advances from the affiliates are unsecured, due on demand, and non-interest bearing. The outstanding advances from these two related companies totaled $197,553 and $132,961 as of December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the years ended December 31, 2019 and 2018.

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

During each of the years ended December 31, 2019 and 2018 the Company accrued $2,500 in interest payable under the note.

6.	COMMITMENTS

On February 21, 2007, the Company optioned a property containing nine mineral claim blocks in southwestern British Columbia, Canada. Upon exercise of the option, we would have been required to pay, commencing May 31, 2013, $25,000 per annum, as royalty. The Company did not exercise the option on the claim.

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

As of December 31, 2019, the year covered by this report, we carried out an evaluation, under the supervision and participation of our management, including our principal executive officer and our principal financial officer, to determine the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the year covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our ICFR as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2013 (the “2013 COSO Framework”). A material weakness is a deficiency or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.	As of December 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed a framework for accounting policies and procedures given we have only one officer. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in 2013 COSO Framework. Due to the size and operations of the Company, we are unable to remediate these deficiencies until we acquire or merge with another company.

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2019 and 2018 and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2019 and 2018 in conformity with U.S. GAAP, notwithstanding the material weaknesses we identified.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and executive officers as of December 31, 2019 and as of the date of this Annual Report is set forth as follows.

Name	Position Held	Age	Date of Appointment
GU, Zhaoyu	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary	30	July 2, 2016

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

Meetings of Our Board of Directors

Our sole director took all actions by written consent during the years ended December 31, 2019 and 2018.

Director Compensation

The Company did not provide any compensation to its director in the year ended December 31, 2019, but reimbursed director for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the year ended December 31, 2019, there was not any triggering event that requires any filing under Section 16(a) by the Company’s officers, directors and beneficial owners of more than 10% of our common stock.

Code of Ethics

We currently do not have a Code of Ethics because we presently only have one director and one officer. We plan to adopt a Code of Ethics when the size of the Board and management increases.

Audit Committee and Audit Committee Financial Expert

Our sole director has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because he believes the functions of such committees can be adequately performed by our sole director.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
GU, Zhaoyu Chairman of the Board,	Year ended December 31, 2019	-	-	-	-	-	-	-	-
and Secretary CEO, CFO	Year ended December 31, 2018	-	-	-	-	-	-	-	-

As of December 31, 2019, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

Director Compensation

The Company did not provide any compensation to its directors in the year ended December 31, 2019, but reimbursed our directors for reasonable out-of-pocket expenses incurred. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 13, 2020 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director; each executive officer; and all executive officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

As of May 13, 2020, an aggregate of 7,900,000 shares of our common stock were outstanding.

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

There were no related transactions with our director, executive officer, or stockholder holding at least 5% of shares of our common stock, or any family member thereof during the years ended December 31, 2019 and 2018 that exceeds $120,000 other than the following:

During the years ended December 31, 2019 and 2018, Linyi Yi Cheng Cultural Innovative Industry Zone Management Limited and Shandong Education Management Co., Limited, two affiliates of the Company, in which Mr. Zhaoyu Gu, a director of the Company, holds a beneficial interest, provided net advances of $64,592 and $51,194, respectively, to finance the Company’s working capital requirements.

Advances from the affiliates are unsecured, due on demand, and non-interest bearing. The outstanding advances from these two related companies totaled $197,553 and $132,961 as of December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, the Company’s office facility has been provided without charge by the Company’s major stockholder. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholder did not receive any compensation from the Company during the years ended December 31, 2019 and 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent accountant is WWC P.C., Certified Public Accountants (“WWC”). Set forth below are aggregate fees billed by WWC for professional services rendered for the audits of the Company’s annual financial statements during the fiscal years ended December 31, 2019 and 2018.

Audit Fees

During the years ended December 31, 2019 and 2018, the fees billed and paid to WWC were $26,000 and $26,000, respectively.

Audit Related Fees

The aggregate fees billed in the years ended December 31, 2019 and 2018 for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above were $0.

Tax Fees

The aggregate fees billed in the years ended December 31, 2019 and 2018 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $0.

All Other Fees

The aggregate fees billed in the years ended December 31, 2019 and 2018 for products and services rendered by WWC other than the services reported in the items above were $0.

No fees were billed by WWC in the years ended December 31, 2019 and 2018 for products and services provided by our principal accountants other than the services reported in the items above.

The Company does not currently have a separate audit committee. Rather, our sole director serves as the audit committee. Our sole director has reviewed and approved the above fees for all of the services described this Item 14), and believes such fees are compatible with the independent registered public accountants’ independence.

PART IV

ITEM 15.	EXHIBITS

(a)(1) Financial Statements

See “Index to Financial Statements” set forth on page 10.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

The following exhibits of the Company are included herein.

3.1	Articles of Association of Theron Resource Group (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
3.2	Bylaws of Theron Resource Group (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
10.1	Option to Purchase And Royalty Agreement between Theron Resource Group and Bryan Livgard (incorporated by reference from our registration statement on Form SB-2 filed on October 4, 2007)
10.2	Deed of Waiver and Assumption of Debt by and between Horizon Investment Club Limited and the Company dated May 23, 2016 (incorporated by reference from Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal year ended June 30, 2016 filed on August 22, 2016)
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Information is furnished and not filed or a part of a registration statement or prospectus for the purpose of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERON RESOURCE GROUP

Date: May 14, 2020	BY:	/s/ Zhaoyu Gu
Zhaoyu Gu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Zhaoyu Gu	Director, Chief Executive Officer and Chief Financial Officer	Date: May 14, 2020
	Zhaoyu Gu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)